Form 10-Q
period 1995-09-30
CONCORD MILESTONE PLUS L P
filed 1995-11-14
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                              ---------------------


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     Of  the Securities Exchange Act of 1934


For Quarter Ended:  September 30, 1995            Commission File No.  000-16757


                         CONCORD MILESTONE PLUS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    52-1494615
----------------------------------------           -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


    5200 TOWN CENTER CIRCLE
           4TH FLOOR
      BOCA RATON, FLORIDA                                 33486
----------------------------------------           -------------------
(Address of principal executive offices)               (Zip Code)



                                 (407)  394-9260
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----        -----

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

                                   (Attached)

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Rule 10-1 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Certain reclassifications were made to the accompanying 1994 financial statements to conform to the 1995 presentation.

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                                 BALANCE SHEETS

              SEPTEMBER 30, 1995 (Unaudited) AND DECEMBER 31, 1994


                                     ASSETS

                                                 September 30,  December 31,
                                                     1995           1994
                                                 -------------  ------------

Property, at cost
     Building and improvements                   $15,101,821    $15,052,424
     Less:  accumulated depreciation               4,110,603      3,695,110
                                                 -----------    -----------

     Building and improvements, net               10,991,218     11,357,314
     Land                                         10,987,034     10,987,034
                                                 -----------    -----------

     Total property                               21,978,252     22,344,348
Cash and cash equivalents                            802,998        344,020
Accounts receivable                                  218,537        224,058
Prepaid expenses                                      60,680         71,835
Other assets, net                                     78,840         21,037
Due from affiliates, net                              26,209              0
                                                 -----------    -----------

     Total assets                                $23,165,516    $23,005,298
                                                 -----------    -----------
                                                 -----------    -----------


                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
Bonds payable, net                               $16,406,787    $16,334,737
Accrued interest                                     507,270        126,818
Accrued expenses and other liabilities               368,029        353,263
Due to affiliates                                          0         38,827
                                                 -----------    -----------

     Total liabilities                            17,282,086     16,853,645
                                                 -----------    -----------

Partners' capital:
     General partner                                 (63,731)       (61,049)
     Limited partners:
     Class A Interests, 1,518,800                  5,947,161      6,212,702
     Class B Interests, 2,111,072                          0              0
                                                 -----------    -----------

     Total partners' capital                       5,883,430      6,151,653
                                                 -----------    -----------

     Total liabilities and partners' capital     $23,165,516    $23,005,298
                                                 -----------    -----------
                                                 -----------    -----------

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                 September 30,  September 30,
                                                     1995           1994
                                                 -------------  ------------

Revenues:
Rent                                             $   644,938    $   684,076
Reimbursed expenses                                  150,458        156,405
Interest and other income                              8,821          5,540
                                                 -----------    -----------

     Total revenues                                  804,217        846,021
                                                 -----------    -----------

Expenses:
Interest expense                                     380,453        370,170
Depreciation and amortization                        163,300        174,855
Management and property expenses                     230,673        248,492
Professional fees and other expenses                  21,366         16,435
                                                 -----------    -----------
     Total expenses                                  795,792        809,952
                                                 -----------    -----------

Net income                                       $     8,425    $    36,069
                                                 -----------    -----------
                                                 -----------    -----------

Income per weighted average
Limited Partnership 100 Class A
Interests outstanding                            $      0.55    $      2.37
                                                 -----------    -----------
                                                 -----------    -----------


                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                  (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                 September 30,  September 30,
                                                     1995           1994
                                                 -------------  ------------

Revenues:
Rent                                             $ 1,896,016    $ 1,897,224
Reimbursed expenses                                  437,934        447,649
Interest and other income                             23,613         12,512
                                                 -----------    -----------

     Total revenues                                2,357,563      2,357,385
                                                 -----------    -----------

Expenses:
Interest expense                                   1,141,358      1,110,510
Depreciation and amortization                        492,344        519,165
Management and property expenses                     782,073        798,437
Professional fees and other expenses                  60,186         55,299
                                                 -----------    -----------

     Total expenses                                2,475,961      2,483,411
                                                 -----------    -----------

Net loss                                         $  (118,398)   $  (126,026)
                                                 -----------    -----------
                                                 -----------    -----------


Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding                            $     (7.80)   $     (8.30)
                                                 -----------    -----------
                                                 -----------    -----------


                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (Unaudited) and

                      FOR THE YEAR ENDED DECEMBER 30, 1994


                                                                                   General       Class A         Class B
                                                                    Total          Partner      Interests       Interests
                                                                 ----------        -------      ---------       ---------

PARTNER'S CAPITAL (DEFICIT)
     December 31, 1993                                           $7,668,734       $(45,878)    $7,714,612        $     0

Distributions                                                      (200,006)        (2,000)      (198,006)             0
Net Loss                                                         (1,317,075)       (13,171)    (1,303,904)             0
                                                                 ----------       --------     ----------        -------

PARTNERS' CAPITAL (DEFICIT)
     December 31, 1994                                            6,151,653        (61,049)     6,212,702              0

Distributions                                                      (149,825)        (1,498)      (148,327)             0
Net Loss                                                           (118,398)        (1,184)      (117,214)             0
                                                                 ----------       --------     ----------        -------

PARTNERS' CAPITAL (DEFICIT)
     September 30, 1995                                          $5,883,430       $(63,731)    $5,947,161        $     0
                                                                 ----------       --------     ----------        -------
                                                                 ----------       --------     ----------        -------


                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                 September 30,    December
                                                     1995           1994
                                                 -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(118,398)     $(126,026)
Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                   492,344        519,165
     Change in operating assets and liabilities:
     Decrease (increase) in accounts receivable        5,521       (147,275)
     Decrease in prepaid expenses                     11,155         15,773
     (Increase) decrease in other assets, net        (62,603)         9,040
     Increase in due from affiliates, net            (26,209)             0
     Increase in accrued interest                    380,452        370,170
     Increase in accrued expenses and
         other liabilities                            14,766        119,478
     (Decrease) increase in due to affiliates        (38,827)        14,419
                                                 -----------    -----------

Net cash provided by operating activities            658,201        774,744
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITY:
     Property improvements                           (49,398)       (44,868)
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITY:
     Cash distributions to Partners                 (149,825)      (150,005)
                                                 -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            458,978        579,871

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       344,020        137,280
                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $   802,998    $   717,151
                                                 -----------    -----------
                                                 -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

Cash paid during the period for interest         $   507,270    $   740,340
                                                 -----------    -----------
                                                 -----------    -----------


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ORGANIZATION AND CAPITALIZATION

     Concord Milestone Plus, L.P., a Delaware limited partnership (the "Partnership"), was formed on December 12, 1986, to acquire existing income-producing commercial and industrial real estate (collectively, the "Properties"). The Partnership began operations on August 20, 1987.

     The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consists of $1,000 principal amount of Bonds and 36 Class B Interests. Each Equity Unit consists of 100 Class A Interests and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 which represent the Class B Interests from the sale of the Bond Units.

     LIQUIDITY AND CAPITAL RESOURCES

     The General Partner believes that the Partnership's working capital is sufficient to meet the Partnership's current operating requirements for the remainder of the year. However, because cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur. There are currently no material commitments for capital expenditures.

     RESULTS OF OPERATIONS

     COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1995 TO QUARTER ENDED SEPTEMBER 30, 1994

     Revenues of the Partnership decreased in the third quarter of 1995 by approximately $39,000 due in large part to the net of: (1) increased rental income at the Searcy property of approximately $13,000 due to scheduled increases in rent which was partially offset by decreased reimbursements of approximately $3,500; (2) decreased rental income at the Valencia property of approximately $32,000 due to lease termination fees that were received in 1994 and decreased reimbursements of approximately $12,500; (3) decreased rental income at the Green Valley property of approximately $20,000 which was partially offset by increased reimbursements of approximately $10,500; and
(4) increased interest income of approximately $3,000 due to increased cash flow during the quarter.

     Operating expenses of the Partnership decreased by approximately $13,000 in the third quarter of 1995 primarily due to the net of (1) a decrease in insurance expense of approximately $15,000; (2) an increase in property legal fees of approximately $3,000; and (3) and overall decrease in other property and management expenses of approximately $1,000.

     Interest expense of the Partnership increased in the third quarter of 1995 by approximately $10,000 primarily as the result of the scheduled increase in the interest rate on the Bonds.

     Depreciation and amortization expense of the Partnership decreased in the third quarter of 1995 by approximately $12,000 due in large part to the scheduled decrease in the amortization of the Bonds.

     COMPARISION OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

     Revenues of the Partnership in the first nine months of 1995 remained relatively constant as compared to the same period of 1994.

     Operating expenses of the Partnership in the first nine months of 1995 decreased by approximately $11,000 primarily due to the net of (1) a decrease in insurance expense of approximately $23,000; (2) an increase in property legal fees of approximately $14,000; and (3) an overall decrease in other management and property expenses of $2,000.

     Interest expense of the Partnership increased in the first nine months of 1995 by approximately $31,000 primarily as the result of the scheduled increase in the interest rate on the Bonds.

     Depreciation and amortization expense of the Partnership decreased in the first nine months of 1995 by approximatley $27,000 due in large part to the scheduled decrease in the amortization of the Bonds.

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On October 4, 1994, a former employee of the Partnership who was employed as the property manager at the Green Valley Property filed a charge of sex discrimination against the Partnership with the Civil Rights Division of the Arizona Attorney General's office which alleges that her gender was the motivation for her discharge. The Partnership denied the charges of sex discrimination and filed a position statement with the Civil Rights Division explaining its reasons for discharging the employee. On June 19, 1995, the Civil Rights Division of the Arizona Attorney General's office dismissed these charges.

     On March 1, 1995, the same employee commenced an action against the Partnership and certain of its affiliates entitled SHELTON V. CONCORD MILESTONE PLUS, LTD., ET AL. in the Superior Court of Pima County, Arizona, alleging sex discrimination, breach of contract, wrongful termination and an unpaid wage claim for the failure to pay commissions. The employee alleges that she had an implied employment contract which was breached because she was dismissed by the Partnership and its affiliates in violation of oral and written policies and procedures of progressive discipline which, she asserts, required that she be given at least two formal warnings with specific reasons for the warnings and notice of the corrective action that is required. She also alleges that she was wrongfully discharged because she refused to support her employer's position in a dispute with tenants regarding alleged overbillings for common area maintenance charges. The employee claims that she was discriminated against on the basis of her sex. Finally, the employee alleges that she is owed a commission of at least $1,300 for a lease to a bakery, and is asserting that she is entitled to treble damages because payment of the commission is overdue. The complaint seeks unspecified monetary damages, plus unspecified punitive damages. In its answer to the complaint, the Partnership denied any liability other than for the $1,300 in unpaid commissions. A counterclaim against Ms. Shelton has been filed asserting that various inappropriate actions on her part led to her dismissal. The Partnership and certain of its affiliates are seeking damages estimated to exceed $224,000. The Partnership will continue to contest the action and pursue the counterclaim vigorously. A settlement hearing has been scheduled for the end of November 1995, and if no agreement is reached a trial date has been set for February 1996.

     ITEM 6.  REPORTS ON FORM 8-K

     (a)  Exhibits - previously filed.

     (b)  Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.





DATE:  November 13, 1995                CONCORD MILESTONE PLUS, L.P.
       -----------------                ----------------------------
                                              (Registrant)



                                   By:  CM PLUS CORPORATION
                                        -------------------
                                           General Partner



                                   By:  /S/ Robert Mandor
                                        ------------------------------------
                                            Robert Mandor
                                            Director and Vice President



                                   By:  /S/ Joan LeVine
                                        ------------------------------------
                                            Joan LeVine
                                            Secretary and Treasurer