Form 10-K405
period 1995-12-31
CONCORD MILESTONE PLUS L P
filed 1996-03-28
CIK 808460

                                                              Exhibit Index p.29
                                                         Exhibits begin p. (n/a)
                                                                Total pages:  47


                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           -----------------

                              FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the fiscal year ended December 31, 1995
                     Commission file number 000-16757


                       CONCORD MILESTONE PLUS, L.P.
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                  DELAWARE                               52-1494615
------------------------------------------      -------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization               Identification No.)


     5200 TOWN CENTER CIRCLE, 4TH FLOOR
            BOCA RATON, FLORIDA                            33486
------------------------------------------      -------------------------------
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (407) 394-9260
                                                         ----------------------

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None


Class A Interests ("Class A Interests"), each such interest representing an assignment of one Class A Limited Partnership Interest held by CMP Beneficial Corp., a Delaware corporation (the "Assignor"), under the Amended and Restated Agreement of Limited Partnership (the "Partnership AGREEMENT") of Concord Milestone Plus, L.P.
-------------------------------------------------------------------------------
                             (Title of Class)

Class B Interests ("Class B Interests"), each such interest representing an assignment of one Class B Limited Partnership Interest held by the Assignor under the Partnership Agreement.
-------------------------------------------------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
    ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     X
                 -------

The Class A and Class B Interests are not traded on any established public trading market.

                    DOCUMENTS INCORPORATED BY REFERENCE

NONE

                                PART I


 ITEM 1.  BUSINESS.

 (A)  GENERAL DEVELOPMENT OF BUSINESS.

    Concord Milestone Plus, L.P. (the "Partnership") was organized as a Delaware limited partnership on December 12, 1986 with CM Plus Corporation, a Delaware corporation (the "General Partner"), as its general partner. The General Partner is wholly owned by Concord Assets Group, Inc. ("Concord"). The Partnership is engaged in the business of owning and operating three shopping centers. CMP Beneficial Corp. is a wholly owned subsidiary of Concord which was organized under Delaware law in December 1986 for the sole purpose of holding limited partnership interests in the Partnership for the benefit of holders of the Class A Interests and Class B Interests and has engaged in no business activities other than fulfilling its obligations under the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement").

 (B)  INDUSTRY SEGMENT INFORMATION.

    The Partnership has only one industry segment, commercial real estate. See Item 8, "Financial Statements and Supplementary Data", of this report for a summary of the Partnership's operations for its last three fiscal years.

 (C)  NARRATIVE DESCRIPTION OF BUSINESS.

    The Partnership was formed for the purpose of investing in existing income-producing commercial and industrial real estate, such as shopping centers, office buildings, free-standing commercial buildings, warehouses and distribution centers. The Partnership currently owns and operates three shopping centers, one located in Searcy, Arkansas (the "Searcy Property"), one located in Valencia, California (the "Valencia Property") and one located in Green Valley, Arizona (the "Green Valley Property").

    The amount of revenues attributable to the Searcy Property, the Valencia Property and the Green Valley Property (collectively, the "Properties") from tenants not affiliated with the Partnership was (i) $441,239, $1,388,592 and $1,204,137, respectively, for the fiscal year ended December 31, 1995; (ii) $419,757, $1,427,475 and $1,291,654, respectively, for the fiscal year ended December 31, 1994; and (iii) $490,351, $1,414,729 and $1,182,141, respectively, for the fiscal year  ended December 31, 1993.

    See Item 2, "Properties", of this Report for additional information as to the Properties, including a description of the competitive conditions affecting them.

EMPLOYEES

    The Partnership employs six people at the Green Valley Property and one person at the Searcy Property who provide general maintenance and security services. Milestone Property Management, Inc., an affiliate of the General Partner, provides all management services for the Partnership and is reimbursed annually for its cost of administrative services provided to the Partnership, including the pro rata cost of personnel. Aside from its officers, the General Partner has no employees. See Item 11, Compensation; of this Report.

 ITEM 2.  PROPERTIES.

    The Properties consist of three shopping centers: the Searcy Property, the Valencia Property and the Green Valley Property. For the purposes of this section, the following is a glossary of terms:

          a. Occupancy rate - the rate of the actual leased area (square footage) to gross leaseable area (square footage) as of the end of the fiscal year (December 31).

          b. Leasable area - The area (square footage) for which rent can be charged.

          c. Average effective annual rental per square foot - The average rental rate received per square foot of leased space taking rental concessions and discounts into consideration.

BOND MORTGAGES

    Each of the Properties is subject to a note together with a related first mortgage or deed of trust on that Property in principal amount up to 65% of the Partnership's purchase price of that Property (a "Bond Mortgage"), which was granted by the Partnership to United States Trust Company of New York, as trustee (the "Trustee") (or, in the case of a deed of trust, to a deed of trust for the benefit of the Trustee) for the benefit of the holders of the Partnership's Escalating Rate Collateralized Mortgage Bonds due November 30, 1997 (the "Bonds"). The aggregate principal amount of Bonds outstanding as of March 15, 1996 was $16,452,000 and the Bonds are cross collateralized by all three properties. As of that date, the principal amount of the Bond Mortgages, on the Searcy Property, the Valencia Property and the Green Valley Property were $2,632,500, $7,523,500 and $6,296,000, respectively.

    The Bonds bear interest, payable semi-annually, from the date of issuance at annual rates increasing from 8.15 percent to 10 percent (9.50 percent, 9.25 percent and 9.0 percent at December 31, 1995, 1994 and 1993, respectively) and mature on November 30, 1997. The Bonds have an effective interest rate of 9.66 percent. Pursuant to the Indenture pursuant to which the Bonds were issued, the Bonds are subject to early redemption (at 102 percent of the principal amount for the period from June 1, 1995 to May 31, 1996, which is reduced by 1 percent per year thereafter) under certain circumstances. The holders of the Bonds have a first lien on the Properties through the Bond Mortgages. The bond discount is amortized using the effective interest method.

THE SEARCY PROPERTY
SEARCY, ARKANSAS

     LOCATION. The Searcy Property is situated on an irregularly shaped parcel of approximately 10.78 acres, which has frontages on Race Avenue and Front Street in the City of Searcy, Arkansas. Searcy, the county seat of White County, is located in the central portion of the State of Arkansas, approximately 50 miles northeast of Little Rock, Arkansas.

     The Searcy Property is part of a larger shopping complex known as the Town and Country Plaza. In addition to the Searcy Property, the Town and Country Plaza consists of an approximately seven acre parcel (formerly the site of a free-standing Wal-Mart department store) and five adjacent out parcels totaling
3.86 acres.

     The Searcy Property is situated on the west side of Front Street, just west of U.S. Route 64, 67 and 167, and the south side of State Route 36 (Race Avenue). The Searcy Property is part of a two-mile stretch of commerical development along Race Avenue that is the main shopping area for the city,
county and surrounding areas.   Searcy's marketing area includes all of White
County and portions of surrounding counties. Town and Country Plaza comprises the major portion of this main shopping area. Race Avenue is densely improved with strip shopping centers, car dealerships, fast food franchises, motels, restaurants, gas stations, banks, a hospital, a vocational-technical school and free-standing commercial businesses.

     COMPETITION. There are three shopping centers within two miles to the west of the Town and Country Plaza on Race Avenue. One shopping center consists of an Alco discount department store and a Piggly Wiggly food store. The second shopping center consists of a Fred's discount store, Warehouse Foods, Sears catalog store and two satellite stores. The third center consists of a Kroger food store and a Revco drugstore. Directly across the street from the Searcy Property is a Wal-Mart superstore. The Wal-Mart relocated from the Town and Country Plaza in 1992.

     DESCRIPTION. The Searcy Property, which was completed in July 1985, is a one-story masonry and steel building whose exterior is painted concrete block with masonry, brick and glass fronts. The Searcy Property contains 78,436 gross leasable square feet leased to 11 tenants. The entire Town and Country Plaza has parking for 970 cars of which approximately 570 parking spaces are allocated to the Searcy Property.

     OPERATING AND TENANT INFORMATION. As of March 15, 1996, there were 11 tenants (including two anchor tenants) and one vacancy at the Searcy Property. The occupancy rate was 95.5%, 100%, 90.9%, 100% and 100% for 1995, 1994, 1993,
1992 and 1991, respectively. The average effective annual rental per square foot was $5.15, $5.46, $6.05, $5.82, and $5.35 for 1995, 1994, 1993, 1992 and
1991,  respectively.

      The two anchor tenants, a J.C. Penney department store and a Stage Store ("Stage"), occupy 10% or more of the gross leasable area of the Searcy Property. J.C. Penney, a clothing and apparel department store, occupies 33,796 square feet or 43.1% of the gross leasable area of the Searcy Property. Stage, a clothing and apparel store, occupies 15,600 square feet or 19.9% of the gross leasable area of the Searcy Property. The principal provisions of the leases with these anchor tenants are summarized below.

     J.C. Penney operates its department store under a lease that commenced October 2, 1985 and expires October 31, 2005, subject to four five-year renewal options exercisable by J.C. Penney. The annual minimum rent is $165,600 ($4.90 per square foot). The lease provides for annual percentage rent equal to 1.5% of the tenant's gross receipts in excess of $8,280,000. The total rent received from J.C. Penney in 1995 was $165,600. In addition, J.C. Penney is required to reimburse the Partnership (as an offset against percentage rent) a pro rata share of any increases in real estate taxes over the highest tax paid by the Partnership during any of the first three years of operation. J.C. Penney is also required to reimburse the Partnership for common area maintenance expenses in annual amounts per square foot of tenant space as follows: $.20 for years 1-15, $.25 for years 6-10, $.30 for years 11-15, $.35 for years 16-20 and $.50 during the option periods. J.C. Penney is required to maintain comprehensive public liability insurance of not less than $1,000,000 per occurrence of bodily injury or death and not less than $100,000 per occurrence for property damage.

     J.C. Penney has the right to discontinue use of the premises as a J.C. Penney retail store business, or sublet or assign the premises, at any time. This right is subject to certain notice requirements and the Partnership's option to cancel the lease. As long as the lease remains in effect after 30 days of discontinued use, J.C. Penney must pay, in addition to the annual minimum rent, additional rent equal to the average of the amounts paid as percentage rent for each lease year during the period between the commencement of the lease and the time when it discontinues use of the premises.

     Stage operates its store under a lease that expires July 30,  2001, subject
to three five-year renewal options exercisable by Stage.   The annual minimum
rent is $81,900 ($5.25 per square foot). In addition, the lease provides for percentage rent equal to 3% of gross annual sales in excess of $2,600,000. The total rent received from Stage in 1995 was $81,900. Stage is required to reimburse the Partnership a pro rata share of real estate taxes and insurance costs subject to a maximum of $6,240 for real estate taxes and $1,248 for insurance costs in any lease year. Stage is also required to reimburse the Partnership to a maximum of $3,120 for a share of the expenses of maintaining the common areas.

     The other nine tenants at the Searcy Property provide a variety of goods and services, including cosmetics, family shoes, ladies apparel, jewelry, and men's clothing and western wear. Their leases provide for annual minimum rents aggregating $137,965 and ranging from $5.00 per square foot to $9.00 per square foot (a weighted average of $6.14 per square foot).

Most of the leases contain provisions for additional rent calculated as a specified percentage of the tenant's gross receipts above fixed minimum amounts and for reimbursement of all or a portion of the tenant's pro rata share of real estate taxes, insurance and common area maintenance expenses. Four tenants leasing an aggregate of 7,160 square feet are on month to month rental agreements.

     The following table shows selected lease expiration information for the Searcy Property (assuming no renewals or cancellations):


                                                         % OF TOTAL
                               GROSS         1996           1996
  YEAR OF       NUMBER OF     LEASABLE       ANNUAL         ANNUAL
 EXPIRATION      LEASES         AREA        MINIMUM         MINIMUM
  OF LEASE      EXPIRING      (SQ.FT.)        RENT          RENT
 ----------    ----------    --------      --------       --------
   1996            5           10,720       $ 64,132          16.6%
   1997            1            1,200       $  7,200           1.9%
   1998            1            2,867       $ 24,513           6.4%
   2000            1            5,973           -   (1)
   2001            2           20,280       $124,020          32.1%
   2005            1           33,796       $165,600          43.0%
1 vacancy          -            3,600           -               -
                  --          -------       --------          -----
  Total           11           78,436       $385,465           100%
                  ==          =======       ========          =====


(1) This tenant currently pays 4% of gross sales in lieu of all rental obligations

Real estate taxes on the Searcy Property are based on a tax rate of 3.16% of assessed valuation. The current assessed valuation of the Searcy Property is $650,000 and real estate taxes for 1996 are estimated at $21,000. Real estate taxes are subject to increases in the future that may result from reassessment and/or increases in the tax rate.

    The Partnership's adjusted federal income tax basis for the Searcy Property is approximately $3,428,000 of which $430,000 is allocated to land
and $2,998,000 to the building and improvements.   The Partnership
depreciates the cost of the building over 31.5 years and improvements over 5 years using the straight-line method of cost recovery. In the opinion of the General Partner, the Searcy Property is adequately insured.

OLD ORCHARD SHOPPING CENTER
VALENCIA, CALIFORNIA

  LOCATION. The Valencia Property is situated on an approximately 9.94-acre parcel that has frontages on Lyons Avenue and Orchard Village Road in the town of Valencia, California. Valencia is located in the Santa Clarita Valley in Los Angeles County, approximately 35 miles north of Los Angeles. Old Orchard Shopping Center is located on the northwest corner of Lyons Avenue and Orchard Village Road in a heavily developed commercial area. Lyons Avenue is improved with shopping centers, fast food restaurants, housing developments and free standing convenience stores. The surrounding area is densely populated with apartments, condominiums and single family residences.

     COMPETITION. Within two miles of the Valencia Property there are competing shopping facilities at Newhall Plaza with a Von's Food Store and 10 satellite stores, Granary Square with a Hughes Food Market, Long's Drugstore and 26 satellite stores, a Safeway Supermarket complimented by 14 satellite stores and the Alpha Beta Center with Alpha Beta Food stores and 16 satellite stores. In 1992, a strip center anchored by a Ralph's Foods opened within a mile of the Valencia Property.

     In the spring of 1996, a 78,000 square foot shopping center is scheduled to open on old Orchard Street across from the Valencia Property. Plans for this center include a 46,000 square foot Ralph's Supermarket, a 16,000 square foot drugstore and 16,000 square feet of smaller stores. The General Partner believes that this shopping center may have an impact on tenant sales but does not expect it to materially adversely affect the occupancy rate at the Valencia Property.

     DESCRIPTION OF THE PROPERTY. Old Orchard Shopping center is an eight building, one-story masonry and steel shopping center complex that was originally constructed in 1965. During 1985 and 1986 the shopping center was renovated and enlarged to 103,413 square feet of gross leasable area. The exterior construction is pre-cast concrete, fluted block and decorative tile. The shopping center has over 500 parking spaces.

     OPERATING AND TENANT INFORMATION. As of March 15, 1996 there were 22 tenants (including two anchor tenants) and no vacancies at the Valencia Property. The occupancy rate was 100%, 93.5%, 100%, 97.1%, and 100% in 1995, 1994, 1993, 1992 and 1991, respectively. The average effective annual rental per square foot was $10.15, $10.67, $10.62, $10.98, $10.89 for 1995, 1994,
1993, 1992 and 1991, respectively.

     The two anchor tenants, Lucky Stores, Inc. ("Lucky Stores"), a full service grocery store, and Thrifty Drugstore ("Thrifty"), a full service drug store, occupy 10% or more of the gross leasable area of the Valencia Property. Lucky Stores occupies 31,842 square feet or 30.8% of the gross leasable area of the Valencia Property. Thrifty occupies 18,125 square feet or 17.5% of the gross leasable area of the Valencia Property. The principal provisions of the leases with these anchor tenants are summarized below.

     Lucky Stores operates under a lease that commenced on July 1, 1986 and expires June 30, 2006, subject to four five-year renewal options exercisable by Lucky Stores. The annual base rent is $300,000 per year ($9.42 per square foot). The lease also provides for percentage rent equal to 1.25% of gross annual sales in excess of $38,000,000, less amounts paid by Lucky Stores for property taxes and assessments and insurance premiums. The total rent received from Lucky Stores in 1995 was $300,000. If the Valencia Property is occupied or used for specified, prohibited purposes, the percentage used in calculating percentage rent will be reduced to an amount not less than .625%. Lucky Stores is required to reimburse the Partnership for a pro rata share of real estate taxes, insurance and common area maintenance expenses (but Lucky Stores' consent is required for any single expenditure regarding the maintenance, insurance and lighting of the Property in excess of $5,000). Lucky Stores has the right to assign or sublet the lease.

     Thrifty operates under a lease that commenced on March 25, 1965 and expires May 31, 2005, subject to four five-year renewal options exercisable by Thrifty. Rent is payable monthly in an amount equal to 3% of the tenant's gross sales for the previous month, but not less than $45,000 annually. The total
rent received from Thrifty in 1995 was $144,000.   Thrifty is entitled to
remodel its premises at any time, at its own expense, in which event it will have the right to withhold one half of the rent payable in any one full calendar year in excess of the rent paid during the year immediately preceding the completion of the remodeling, until it has withheld its cost of remodeling, but not more than $300,000. Thrifty is not required to reimburse the Partnership for any real estate taxes or operating expenses. Thrifty may not sublet or assign its space without prior written consent of the Partnership, except to one of its affiliates.

     The other 20 stores in the Old Orchard Shopping Center are leased to tenants providing a variety of goods and services, including automotive, fast food, gourmet food, apparel, shoes, hardware, specialty gifts, bicycles, dry cleaning and hairstyling. These leases provide for annual minimum rents aggregating $806,348 and ranging from $7.24 per square foot to $27.82 per
square foot (a weighted average of   $15.09 per square foot).  Many of the
leases contain provisions pursuant to which the Partnership is entitled to participate in specified percentages of tenant's gross receipts above fixed minimum amounts and to receive reimbursement for the tenant's pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance expenses. In addition, many of the leases provide that after the lease expires the tenant may continue to occupy the space subject to the existing lease, except that annual minimum rent will increase by 25% to 50%.

     The following table shows selected lease expiration and vacancy information for the Valencia Property (assuming no renewals or cancellations):

                                                         % OF TOTAL
                               GROSS          1996         1996
  YEAR OF       NUMBER OF     LEASABLE       ANNUAL        ANNUAL
 EXPIRATION      LEASES         AREA        MINIMUM        MINIMUM
  OF LEASE      EXPIRING      (SQ.FT.)        RENT          RENT
 ----------     ---------     --------      --------     ----------
   1996            2             3,480      $   53,802      4.7%
   1997            2             1,800      $   40,817      3.5%
   1998            7            18,862      $  301,910     26.2%
   1999            4             7,900      $  131,897     11.5%
   2000            2             9,600      $   82,462      7.2%
   2002            1             2,500      $   69,550      6.0%
   2005            3            27,429      $  170,910     14.8%
   2006            1            31,842      $  300,000     26.1%
                  --           -------      ----------     ----
                  22           103,413      $1,151,348      100%
                  ==           =======      ==========     ====



    The Valencia Property is subject to real estate taxes at the rate of 1.4649% of assessed valuation. The current assessed valuation of the Valencia Property is $8,938,000 and the total tax for 1996 on the Valencia Property is estimated at $131,000. Real estate taxes are subject to increases in the future that may result from reassessment and/or increases in the tax rate.

    The Partnership's adjusted federal income tax basis for the Valencia Property is $11,378,000 of which $6,500,000 is allocated to land and $4,878,000
is allocated to the buildings and improvements.   The Partnership depreciates
the cost of the buildings over 31.5 years and improvements over 5 years using the straight-line method of cost recovery. In the opinion of the General Partner, the Valencia Property is adequately insured.

GREEN VALLEY MALL
GREEN VALLEY, ARIZONA

    LOCATION. The Green Valley Property, a mall complex known as the Green Valley Mall, is situated on an approximately 21.31-acre parcel in the Town of Green Valley, Arizona. It has frontages on Interstate 19 and Esperenza Boulevard, with additional access from La Canada Road. Green Valley is a planned adult community located in Pima County in the Santa Cruz River Valley approximately 25 miles south of Tucson. Green Valley has a number of hotels and office buildings, a community center and three 18 hole golf courses.
The Green Valley Property is located at the intersection of Interstate 19 and Esperenza Boulevard and serves Pima County, as well as Santa Cruz County to the south.

    COMPETITION. The Green Valley Property competes directly with the 142,500 square foot Continental Shopping Plaza located at Continental Road and Interstate 19 approximately one mile south of the Green Valley Property. The Continental Shopping Plaza is anchored by a Safeway Supermarket. There is a shopping center located 3 miles to the north of the Green Valley Property which includes a 65,000 square foot Wal-Mart Department Store and a 42,000 square foot Bashsa Food Store as anchor tenants plus 25,000 square feet of space for local tenants. Another center, which is located to the north of the Green Valley Property and was anchored by a 45,000 square foot Kmart and 10,000 square feet of space for local tenants, closed during 1995.

    DESCRIPTION OF THE PROPERTY. Green Valley Mall is an open-air shopping complex originally built in the 1960s and expanded at various times throughout the 1970s and 1980s. The shopping center is comprised of several buildings, including some that are free standing, totalling 193,470 gross leasable square feet (adjusted by 2,080 square feet representing the mall office and maintenance space). The exterior construction is a combination of adobe block, split face black and painted concrete block. The mall has approximately 850 parking spaces.

    OPERATING AND TENANT INFORMATION. As of March 15, 1996, there were 72 tenants (including four anchor tenants) and 7 vacancies at the Green Valley Property. The anchor tenants are an Abco Supermarket (the only tenant that occupies 10% or more of the gross leasable area of the Green Valley Property), an Ace Hardware store, a Beall's Outlet and a local bank. The occupancy rate was 92.0%, 85.4%, 82.8%, 80.0% and 85.3% for 1995, 1994,
1993, 1992 and 1991, respectively. The average effective annual rental per square foot was $5.31, $5.56, $5.81, $5.44 and $6.34 for 1995, 1994, 1993,
1992 and  1991, respectively.

    Abco Supermarket occupies 38,983 square feet or 20.15% of the gross leasable area of the Green Valley Property. The principal provisions of the lease with this anchor tenant are summarized below.

    Abco Supermarket operates its store under a lease that expires July 31, 1999, subject to five five-year renewal options exercisable by Abco Supermarket. The annual base rent is $68,060 ($1.75 per square foot). The lease provides for annual percentage rent equal to 1% of annual gross sales in excess of $4,000,000. The total rent received from Abco Supermarket in 1995 was $91,000. The tenant is required to reimburse the Partnership a pro rata share of real estate taxes and common area maintenance expenses and is required to maintain liability insurance of not less than $300,000 for personal injury or death of any one person, $500,000 for injury or death of any number of persons in any one incident, and $100,000 for damage to property resulting from any one incident. Abco Supermarket may not sublet the space or assign the lease without the Partnership's consent.

    The other 71 tenants in the mall provide a wide variety of retail goods and services, including fast food, apparel, hair styling, insurance, books, specialty gifts, mortgage services, accounting, greenery, printing, and banking. These leases have varying lease terms ranging from 1 to 24 years and provide for payment of annual minimum rents aggregating $910,036 and ranging from $2.21 per square foot to $15.20 per square foot (a weighted average of approximately $6.48 per square foot). Some of the leases contain provisions pursuant to which the Partnership is entitled to participate in a specified percentage of the tenant's gross receipts above fixed minimum amounts. Most of the leases require the tenant to reimburse the Partnership for all or some portion of the tenant's pro rata share of operating expenses including real estate taxes, insurance and common area maintenance expenses.

    The following table shows selected lease expiration (assuming no renewals or cancellations) and vacancy information:

                                                         % OF TOTAL
                               GROSS          1996          1996
  YEAR OF       NUMBER OF     LEASABLE       ANNUAL        ANNUAL
 EXPIRATION      LEASES         AREA        MINIMUM        MINIMUM
  OF LEASE      EXPIRING      (SQ.FT.)        RENT          RENT
 ----------     --------      --------      --------     ----------
   1996            23           44,774      $235,834       24.1%
   1997            15           22,610      $216,804       22.2%
   1998            18           31,014      $165,221       17.0%
   1999             9           48,613      $155,944       15.9%
   2000             3           15,055      $ 99,158       10.1%
   2001             2            9,851      $ 54,150        5.5%
   2002             1            3,812      $ 32,610        3.3%
   2003             1            3,675      $ 18,375        1.9%
7 Vacancies         -           14,066          -            -
                   --          -------       -------       ----
                   72          193,470      $978,096        100%
                   ==          =======       =======       ====


Although 78% of the current leases expire in the next three years, the General Partner believes that it will be successful in either renewing these leases or originating new leases for these spaces. However, no assurance can be given that the Partnership will be successful at this, and if so, whether the terms of the leases will be advantageous to the Partnership.

     Real estate taxes on the Green Valley Property are based on a primary tax rate of 7.3037% per $100 of assessed value and a secondary tax rate of 4.5779% per $100 of assessed value. The Green Valley Property is currently assessed at $1,196,000 for purposes of the primary rate and $1,198,000 for purposes of the secondary rate. Real estate taxes for 1996 are estimated at $142,000. Real estate taxes are subject to increases in the future that may result from reassessment and/or increases in the tax rate.

     The Partnership's adjusted federal income tax basis for the Green Valley Property is $9,803,000, of which $5,100,000 is allocated to land and $4,703,000 to the buildings and improvements. The Partnership depreciates the cost of the buildings over 31.5 years and improvements over 5 years using the straight-line method of cost recovery. In the opinion of the General Partner, the Green Valley Property is adequately insured.

     The Green Valley Property has been experiencing leasing problems in the face of an increasingly difficult and overbuilt market. The strong competition combined with the limited trade area required capital improvements in 1995 and 1994 at the Property which were primarily cosmetic in nature (such as canopies, painting, new signage and general appearance) in order to attract new tenants and maintain the existing tenants. To increase occupancy, the Partnership has had to negotiate rent reductions on lease renewals and has had to lower the average effective rental on new leases. During 1993 and 1994, the General Partner determined, based on the current market conditions and projected future cash flows that the Green Valley Property had experienced declines in market value that were other than temporary and recorded $1,000,000 and $1,085,932 non-cash charges against earnings in 1993 and 1994, respectively, to write down the Property. In 1995, in accordance with SFAS No. 121, "Accounting for Impairment for Long-Lived Assets" (issued March 1995), the General Partner determined that an additional write down of the Property was not necessary based on the projected future cash flows of the Property.

COMMITMENTS AND CONTINGENCIES

     Under various Federal, State and local laws and ordinances and regulations, an owner, operator or developer of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances (including asbestos containing materials) on or in such property. Such laws, ordinances and regulations often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The cost of any required remediation of any property and the owner's, operator's or developer's liability therefor is generally not limited under such laws, ordinances and regulations, and could exceed the value of the property and/or the aggregate assets of the owner, operator or developer.
While none of the Properties is presently subject to any environmental actions, the presence of such substances, or the failure to properly remediate such substances, may adversely affect the ability to sell or rent the Properties or to borrow using any of the Properties as collateral.

 ITEM 3.  LEGAL PROCEEDINGS.

     On October 4, 1994, a former employee of the Partnership who was employed as the property manager at the Green Valley Property filed a charge of sex discrimination against the Partnership with the Civil Rights Division of the Arizona Attorney General's Office which alleges that her gender was the motivation for her discharge. The Partnership denied the charges of sex discrimination and filed a position statement with the Civil Rights Division explaining its reasons for discharging the employee. On June 19, 1995 the Civil Rights Division of the Arizona Attorney General's Office dismissed these charges.

     On March 1, 1995, the same employee commenced an action against the Partnership and certain of its affiliates entitled SHELTON V. CONCORD MILESTONE PLUS, LTD., ET AL. in the Superior Court of Pima County, Arizona, alleging sex discrimination, breach of contract, wrongful termination and an unpaid wage claim for the failure to pay commissions. The employee alleged that she had an implied employment contract which was breached because she was dismissed by the Partnership and its affiliates in violation of oral and written policies and procedures of progressive discipline which, she asserted, required that she be given at least two formal warnings with specific reasons for the warnings and notice of the corrective action that is required. She also alleged that she was wrongfully discharged because she refused to support her employer's position in a dispute with tenants regarding alleged overbillings for common area maintenance charges. The employee claimed that she was discriminated against
on  the basis of her sex.   Finally, the employee alleged that she was owed a
commission of at least $1,300 for a lease to a bakery, and asserted that she was entitled to treble damages because payment of the commission is overdue.
In its answer to the complaint, the Partnership denied any liability other than for the $1,300 in unpaid commissions. A counterclaim against Ms. Shelton was filed asserting that various inappropriate actions on her part led to her dismissal. The Partnership and certain of its affiliates were seeking damages estimated to exceed $224,000. In November 1995 a settlement hearing was held, pursuant to which the Partnership agreed to settle the case and pay the employee $50,000. Payment of this settlement was made in December 1995.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                  PART II


 ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDERS
          MATTERS.

     (a) Class A and Class B Interests are not traded on any established public trading market and no organized market has developed for the interests in the Partnership. Sales of the Class A and Class B Interests occur from time to time through independent broker-dealers, but to the best of the Partnership's knowledge, there are no market makers for the interests. Recently published information relating to other real estate limited partnerships (which may not be analogous to the Partnership) indicates that sales of limited partnership interests in those partnerships occur at substantial discounts from the amounts of the original investments.

     (b) As of March 4, 1996, 1,518,800 Class A Interests and 2,111,072 Class B Interests were held by approximately 1,363 and 1,438 holders, respectively.

     (c) The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners.

     Pursuant to the Partnership Agreement, distributable cash  flow (as
defined) for each fiscal quarter is distributed as follows:   (i) first, 99% to
the holders of the Class A Interests as a group and 1% to the General Partner until the holders of the Class A Interests have received an amount of cumulative distributions necessary to provide such holders with a non-compounded 10.5% cumulative annual return (determined in accordance with the Partnership Agreement); (ii) next, 90% to the holders of the Class A Interests and 10% to the General Partner until the holders of the Class A Interests have received distributions of distributable capital proceeds (i.e., net proceeds of a sale or other disposition or a refinancing of Properties available for distribution) and uninvested offering proceeds equal to $10.00 for each Class A Interest plus an amount of cumulative distributions necessary to provide such holders with a cumulative, non-compounded 12.5% annual return (determined in accordance with the Partnership Agreement on their Adjusted Priority Base
Amount as defined) (a "12.5% Priority Return"); and (iii) thereafter, 85% to the holders of the Class B Interests, 5% to the holders of the Class A Interests and 10% to the General Partner.

     Pursuant to the Partnership Agreement, distributable capital proceeds are distributed as follows: (i) first, 100% to the holders of the Class A Interests as a group until they have received distributions of distributable capital proceeds and uninvested offering proceeds equal to $10.00 for each Class A Interest plus an amount of cumulative distributions necessary to provide such holders with a 12.5% Priority Return; and (ii) thereafter, 85% to the holders of the Class B Interests and 15% to the General Partner.

     Distributable cash flow, as defined in the Partnership Agreement, means, with respect to any period, (i) revenues and payments (which do not include refundable deposits or unearned rent) of the Partnership received in cash during such period, and reserves set aside out of revenues during prior periods and no longer needed for the Partnership's business, but not including cash proceeds attributable to a capital transaction (as defined), Bond proceeds or capital contributions (as defined), less (ii) the sum of (A) amounts paid in cash by the Partnership during such period for operating expenses of the Partnership (excluding amounts paid from reserves or funds provided by capital contributions or loans), for debt payments, and for compensation to a removed General Partner and other fees or payments to the General Partner, (B) any capital expenditures with respect to Properties, and (C) any amount set aside for the restoration, increase or creation of reserves. Distributable cash flow is deemed to include the amount of any income tax withheld with respect to revenues that are includable in distributable cash flow.

     During its two most recent fiscal years, the Partnership has made the following cash distributions with respect to the Class A Interests:


                                    AMOUNT OF          PORTION
         DISTRIBUTION              DISTRIBUTION      REPRESENTING
         WITH RESPECT             PER 100 CLASS      A RETURN OF
         TO QUARTER ENDED:       A INTERESTS (1)     CAPITAL (2)
         ----------------        ---------------     ------------

         March 31, 1995              $ 3.29             $ 3.29
         June 30, 1995               $ 3.29             $ 3.29
         September 30, 1995          $ 3.29             $ 2.74
         December 31, 1995           $ 3.28             $ 3.28

         March 31, 1994              $ 3.26             $ 3.26
         June 30, 1994               $ 3.26             $ 3.26
         September 30, 1994          $ 3.26             $  .89
         December 31, 1994           $ 3.26             $ 3.26

--------------------------------

(1) The amounts listed represent distributions of distributable cash flow.

(2) That portion of the total "Amount of Distribution per 100 Class A Interests" which is a return of capital. Return of capital is defined as distributions in excess of net income.

There have been no distributions with respect to Class B Interests.

    In general, profits are allocated annually among the holders of Class A Interests and Class B Interests and the General Partner, first in the ratio and to the extent that they receive distributions of distributable cash flow. Profits will next be allocated 100% to holders of Class A Interests until their capital accounts equal the greater of zero or their Adjusted Priority Base Amounts (as defined in the Partnership Agreement) plus their 12.5% Priority Return. Any additional profits will be allocated to the holders of Class B Interests and the General Partner to increase their capital accounts to reflect the manner in which they are expected to share in further distributions.

     Gain arising upon the sale of a Property or otherwise is allocated first to holders of Class A Interests and Class B Interests and the General Partner to eliminate any deficits in their capital accounts, and then to the holders of the Class A Interests and Class B Interests and the General Partner to increase their capital accounts to reflect the manner in which they are expected to share in further distributions.

     In general, losses are allocated first to the holders of Class B Interests and the General Partner in the ratio and to the extent of any positive balances in their capital accounts; then, to the holders of Class A Interests to the extent of any positive balances in their capital accounts; and finally, 100% to the General Partner.

 ITEM 6.  SELECTED FINANCIAL DATA.

     The following sets forth a summary of the selected financial information for the Partnership. The information below should be read in conjunction with the audited financial statements included elsewhere in this Report.


                                                                    CONCORD MILESTONE PLUS, LP
                                                                      (a Limited Partnership)

                                                                       Selected Financial Data

                                  For Year Ended       For Year Ended       For Year Ended     For Year Ended       For Year Ended
                                December 31, 1995   December 31, 1994     December 31, 1993  December 31, 1992    December 31, 1991
                                -----------------   -----------------     -----------------  -----------------    -----------------
Operating Statement Data:
Revenue                            $3,061,279            $3,156,657        $3,106,835            $3,194,233           $3,346,033
Net (loss) income                    (307,810)           (1,317,075)       (1,225,028)             (225,900)               3,891

Balance Sheet Data:
Total assets                      $22,537,617           $23,005,298       $24,386,240           $26,125,939          $26,538,058
Long term debt                     16,425,967            16,334,737        16,217,540            16,071,155           15,783,716
Total liabilities                  16,893,481            16,853,645        16,717,506            16,632,859           16,191,807

Statement of Partners'
    (Deficit) Capital:
     General Partner                 ($66,124)             ($61,049)         ($45,878)             ($27,635)            ($19,103)
     Initial Limited Partner                0                     0                 0                     0                    0
     Class A Interests              5,710,260             6,212,702         7,714,612             9,520,715           10,365,354
     Class B Interests                      0                     0                 0                     0                    0
     Total                          5,644,136             6,151,653         7,668,734             9,493,080           10,346,251

Per 100 Class A Interests (a):
     Net (loss) income (b):
          First quarter                ($3.29)               ($4.79)           ($4.06)               ($3.17)               $0.01
          Second quarter                (5.06)                (5.88)            (5.75)                (5.45)               (0.44)
          Third quarter                  0.55                  2.37             (5.26)                (5.80)                0.13
          Fourth quarter               (12.47)               (78.42)           (65.59)                (0.45)                0.56

     Distributions (c):
          First quarter                 $3.29                 $3.26             $9.44                $10.25               $13.25
          Second quarter                 3.29                  3.26              7.85                  8.27                13.25
          Third quarter                  3.29                  3.26              8.79                  8.17                13.25
          Fourth quarter                 3.28                  3.26              3.26                 12.99                14.19


     Return of Capital (d):
          First quarter                 $3.29                 $3.26             $9.44                $10.25               $13.24
          Second quarter                 3.29                  3.26              7.85                  8.27                13.25
          Third quarter                  2.74                  0.89              8.79                  8.17                13.12
          Fourth quarter                 3.28                  3.26              3.26                 12.99                13.63

     (a)  All income allocated with respect to Equity Units was allocated with
respect to the 100 Class A Interests in each such unit.   No income was
allocated with respect to Class B Interests.

     (b) The net income per 100 Class A Interests has been calculated by dividing the net income for the period by the average number of Class A Interests outstanding for the period and multiplying that quotient by 100.


     (c) Distributions have been allocated based upon the dates that Class A Interests were issued. Distributions with respect to each fiscal quarter of the Partnership are paid 60 days following the end of that fiscal quarter. No distributions were paid with respect to Class B Interests.

     (d)  Return of Capital is defined as distributions in excess of net income.


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Partnership commenced a public offering of Equity Units and Bond Units (together, "Units") on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated the public offering of Units on April 2, 1988. On April 14, 1988, the Partnership held its final closing on
the sale of Units.   The Partnership was fully subscribed to with a total of
16,452 Bond Units and 15,188 Equity Units from which the Partnership received aggregate net proceeds (after deduction of sales commissions, discounts and selling agent's expense otherwise required to be reimbursed to the General
Partner and its Affiliates) of $29,285,960.   Of such total amounts, 15,954 Bond
Units and 15,188 Equity Units were sold by the Partnership during 1988 from which the Partnership received net proceeds (after deduction of sales commissions, discounts and selling agent's expense allowance and credit for organization and offering expenses) of $19,599,176.

     A portion of the total proceeds from the sale of Units was used to acquire three shopping centers, the Searcy Property, the Valencia Property, and the Green Valley Property, which carry mortgages of $2,632,500, $7,523,500 and
$6,296,000, respectively.   There were no principal repayments through December
31, 1995. New borrowings to purchase property amounted to approximately $14,478,000 and $481,000 during 1988 and 1987, respectively. There have been no additional borrowings to acquire property.

     The Partnership has an agreement with Milestone Property Management, Inc. ("MPMI"), an affiliate of the General Partner, to provide management services to the Partnership's properties. In addition, MPMI is responsible for leasing space at the properties and actively monitors all vacancies to ensure the highest occupancy rate possible.

     All leasing is performed by MPMI and the terms of the leases are negotiated on a lease by lease basis. The Partnership does not have a set policy regarding discounts and rental concessions; however, late in 1994 the Partnership began to give rental concessions and discounts more frequently in order to increase occupancy. In 1995, most new leases included some form of
rental concession or discount.   The total amount of rental concessions and
discounts given to tenants in 1995 was approximately $4,000. As of March 15, 1996, the total amount of rental concessions and discounts given to tenants for new leases was approximately $46,000. The Partnership believes that it has been successful with rental concessions and discounts as occupancy has increased at both the Valencia Property and the Green Valley Property. Discounts and rental concessions are amortized over the term of the leases.

CHANGES IN COMPETITIVE CONDITIONS

SEARCY PROPERTY

     Over the past few years, the Searcy Property has been experiencing difficulties stemming from the relocation of the adjacent Wal-Mart (which is under separate ownership) in 1992. In 1994, the Partnership found it necessary to negotiate rent reductions on lease renewals (approximately 25% in some instances) in order to prevent vacancies. Over the last year, this trend has been reversing as tenant sales have increased in 1995 evidenced by the increase in percentage rent revenue.

     Tenant sales increased primarily due to the sale of Beall Ladymon to Specialty Retailer, Inc. (a current tenant) in 1995. The store was completely remodeled and remerchandised, which increased traffic and exposure for the other tenants. Notable for 1996, the Partnership is negotiating with J.C. Penney, a current tenant, for the expansion of their existing space by approximately
15,000 square feet.   The General Partner believes this expansion would
positively affect the center by increasing traffic for the other tenants. Based on these factors, the General Partner believes that the Partnership may gradually increase rents as leases are renewed or originated.

VALENCIA PROPERTY

     The Valencia Property has a number of competing shopping facilities within the immediate area. In the spring of 1996, a 78,000 square foot shopping center is scheduled to open on old Orchard Street across from the Valencia Property. Plans for this center include a 46,000 square foot Ralph's Supermarket, a 16,000 square foot drugstore and 16,000 square feet of smaller stores. The General Partner believes that this shopping center may adversely affect tenant sales but does not expect it will materially adversely affect the occupancy rate at the Valencia Property.

     On January 17, 1994, the Valencia Property sustained damage  resulting from
an earthquake that occurred in Southern California.   Proceeds from the related
insurance claim totaled $587,333 and the Partnership has incurred and paid repairs and expenses for this amount as of December 31, 1995. The General Partner believes that the repairs at the Valencia Property have had a positive impact on the center. The remodeling of the fascia canopy and center lighting have given the center a more contemporary look.

GREEN VALLEY PROPERTY

     The Green Valley Property has been experiencing leasing problems in the face of an increasingly difficult and overbuilt market. The strong competition combined with the limited trade area required capital improvements in 1995 and 1994 at the Property which were primarily cosmetic in nature (such as canopies, painting, new signage and general appearance) in order to attract new tenants and maintain the existing tenants. To increase occupancy, the Partnership has had to negotiate rent reductions on lease renewals and has had to lower the average effective rental on new leases. During 1993 and 1994, the General Partner determined, based on the current market conditions and projected future cash flows that the Green Valley Property had experienced declines in market value that were other than temporary and recorded $1,000,000 and $1,085,932 non-cash charges against earnings in 1993 and 1994, respectively, to write down the property. In 1995, in accordance with SFAS No. 121, "Accounting for Impairment for Long-Lived Assets" (issued March 1995), the General Partner determined that an additional write down was not necessary based on the projected future cash flows of the Property.

     The center has had a slightly above average level of activity in leasing over the six month period from October 1995 to March 1996. Ace Hardware closed a nearby second location and consolidated in the Green Valley Mall. As a result of these factors, occupancy has increased to 92% in 1995 from 85% in 1994. However, due to rental concessions given, the average effective annual rental per square foot has decreased to $5.31 in 1995 from $5.56 in 1994.

     The General Partner continues to aggressively manage and promote the Partnership's properties in order to position them to capitalize on any opportunities which may arise in the future.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO 1994.

     Revenues of the Partnership decreased $95,378, or 3.0%, to $3,061,279 in 1995 from $3,156,657 in 1994 primarily due to the net effect of the following:

     (1) SEARCY PROPERTY - an increase in revenues at the Searcy Property of $21,482, or 5.1%, to $441,239 in 1995 from
          $419,757 in 1994 due to the net effect of the following: a) a decrease in base rent of approximately $22,000 due to a special agreement reached with a tenant in late 1994 whereby the tenant is required to pay percentage rent in lieu of all rental obligations (this agreement was reached due to the relocation of the Wal-Mart in 1992), b) an increase in percentage rent of approximately $37,000 due to the special agreement stated in a) above and due to improved tenant sales in 1995 and c) an increase in tenant reimbursements of approximately $5,400 due to an increase in common area maintenance expenses in 1995,

     (2) VALENCIA PROPERTY - a decrease in revenues at the Valencia Property of $38,883, or 2.7%, to $1,388,592 in 1995 from
          $1,427,475 in 1994 due to the net effect of the following:
          a) an increase in base rent of approximately $16,000 due to an increase in the occupancy rate in 1995, b) an increase in percentage rent of approximately $10,000 due to improved tenant sales and increased occupancy at the Valencia Property and c) a decrease in tenant reimbursements of approximately $64,000 due to:

            (i) a decrease in real estate tax reimbursements of approximately $44,000 due to a refund of 1990 taxes received in 1994 and included in real estate tax reimbursements in 1994,

           (ii) a decrease in common area maintenance reimbursements of approximately $17,000 due to the fact that the Partnership decided not to bill certain items to the tenants in 1995 that were billed in 1994, and

          (iii) a decrease in insurance reimbursements of approximately $2,500 due to a lower premium in 1995,

     (3) GREEN VALLEY PROPERTY - a decrease in revenues at the Green Valley Property of $87,517, or 6.8% to $1,204,137 in 1995 from $1,291,654 in 1994 due to the net effect of the following: a) an increase in base rent of approximately $5,000 due to an increase in the occupancy rate in 1995 , b) a decrease in percentage rent of approximately $28,000 due to decreased tenant sales, c) a decrease in tenant reimbursements of approximately $66,000 due to:

            (i) a decrease in real estate tax reimbursements of approximately $2,000 due to a decrease in real estate tax expense,

           (ii) a decrease in sales tax reimbursements of approximately $12,000 due to a decrease in the Arizona sales tax rate from 3 percent to 2 percent in 1995,

          (iii) a decrease in management fee income of approximately $8,600 due to decreased rental revenue,

           (iv) a decrease in common area maintenance approximately of approximately $40,000 due to the fact that the Partnership decided not to bill certain items to the tenants in 1995 that were billed in 1994 and due to a decrease in common area maintenance expenses in 1995, and

           (v) a decrease in insurance reimbursements of approximately $3,000 due to a lower insurance premium in 1995, and

     (4) OTHER INCOME - a general increase in interest income of approximately $10,000 earned on the Partnership's money market account in 1995.

     Management and property expenses decreased $64,220, or 5.9%, to $1,020,145 in 1995 from $1,084,365 in 1994 primarily due to the net effect of the following:

     (1) SEARCY PROPERTY - an increase in management and property expenses at the Searcy Property of $4,968, or 5.7%, to $92,196 in 1995 from $87,228 in 1994 due to the net effect of the following: a) a general increase in common area maintenance expense of approximately $8,600 due to an increase in repairs and maintenance as a result of property aging, and b) a decrease in insurance expense of approximately $3,800 due to a lower premium in 1995,

     (2) VALENCIA PROPERTY - an increase in management and property expenses at the Valencia Property of $1,279, or .43%, to $295,764 in 1995 from $294,485 in 1994 due to the net effect of the following: a) an increase in real estate tax expense of approximately $13,000, b) a decrease in insurance expense of approximately $17,000 due to a lower premium in 1995, and c) an increase in common area expenses of approximately $5,000,

     (3) GREEN VALLEY PROPERTY - a decrease in management and property expenses at the Green Valley Property of $71,411, or 10.2%, to $626,813 in 1995 from $698,224 in 1994 due to the net effect of the following: a) a decrease in real estate tax expense of approximately $8,000, b) a decrease in sales tax expense of approximately $12,000 due to a decrease in the Arizona sales tax rate from 3 percent to 2 percent during 1995, c) a decrease in common area expenses of approximately $33,000 primarily in an effort by management to improve the net operating income of the property, and d) a decrease in insurance expense of approximately $18,000 due to a lower premium in 1995.

     Professional fees and other expenses increased $41,160, or 32.8% to $166,496 in 1995 from $125,336 in 1994 primarily due to the net effect of the following:

     (1) An increase in legal fees of approximately $55,000 due to the settlement in 1995 of a civil rights suit brought against it by a former employee (see Item 3, "Legal
          Proceedings", of this Report for more details),

     (2) a decrease in promotions and advertising at all properties of approximately $13,000 in a cost savings effort by management in 1995.

     Interest expense increased $41,130, or 2.8%, to $1,525,238 in 1995 from $1,484,108 in 1994 primarily due to the scheduled increase in the interest rate on the Bond Mortgage from 9.25% in 1994 to 9.50% in 1995.

     Depreciation and amortization expense decreased $36,775, or 5.3%, to $657,210 in 1995 from $693,985 in 1994 primarily due to a decrease in the amortization of the Bond discount in 1995. The Bond discount is amortized using the effective interest method.

COMPARISON OF YEAR ENDED DECEMBER 31, 1994 TO 1993.

     Revenues of the Partnership increased $49,822, or 1.6%, to $3,156,657 in 1994 from $3,106,835 in 1993 due to the net effect of the following:

      1) SEARCY PROPERTY - a decrease in revenues at the Searcy Property of $70,594, or 14.4% to $419,757 in 1994 from
          $490,351 in 1993 due to the net effect of the following: a) a decrease in base rent revenue of approximately $75,000 due to rent concessions negotiated on lease renewals (due to the relocation of the adjacent Wal-Mart store in 1992), b) an increase in percentage rent of approximately $13,000 due to a special agreement reached with a tenant in late 1994 whereby the tenant is required to pay percentage rent in lieu of all rental obligations (this agreement was reached due to the relocation of the Wal-Mart Store), and c) a decrease in real estate tax revenue of approximately $7,000.

      2) VALENCIA PROPERTY - an increase in revenue at the Valencia Property of $12,746, or .9% to $1,427,475 in 1994 from
          $1,414,729 in 1993 due to the net effect of the following:
          a) a decrease in base rent revenue of approximately $16,000,
          b) a decrease in percentage rent of approximately $6,000 due to weaker tenant sales in 1994, and c) an increase in tenant reimbursements of approximately $35,000.

      3) GREEN VALLEY PROPERTY - an increase in revenues at the Green Valley Property of $109,513, or 9.3%, to $1,291,654 in 1994 from $1,182,141 in 1993 due to the net effect of the following: a) an increase in base rent revenue and percentage rent revenue of approximately $30,000 due to an increase in the occupancy rate in 1994, and b) an increase in tenant reimbursements of approximately $80,000.

     Interest expense increased $41,130, or 2.9% to $1,484,108 in 1994 from $1,442,978 in 1993 primarily due to the scheduled increase in the interest rate on the Bond Mortgage from 9.00% in 1993 to 9.25% in 1994.

     Depreciation and amortization expense decreased $8,703, or 1.2%, to $693,985 in 1994 from $702,688 primarily due to a decrease in the amortization of the Bond discount in 1994. The Bond discount is amortized using the effective interest method.

LIQUIDITY AND CAPITAL RESOURCES

     The General Partner believes that the Partnership's working capital is sufficient to meet the Partnership's operating requirements for the next twelve months. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur. There are currently no material commitments for capital expenditures.

     The Bonds are payable on November 30, 1997 in the principal amount of $16,452,000 and bear interest, payable semi-annually, at 9.5% (increasing to 10% on November 30, 1996). At or prior to that time, it is expected that the Partnership will seek to refinance the Bonds and/or sell one or more of the
Properties to pay off the Bonds.   No assurance can be given as to whether the
Partnership will be able to refinance the Bonds or sell the Properties or, if the Partnership is able to do so, that the terms of any such refinancing and/or sale would be attractive to the Partnership.

     Net cash provided by operating activities of $284,612 for the year ended December 31, 1995 was comprised of (i) net loss of $307,810, (ii) adjustments of $657,210 for depreciation and amortization, and (iii) a change in operating assets and liabilities of $64,787.

     Net cash provided by operating activities of $481,705 for the year ended December 31, 1994 was comprised of (i) net loss of $1,317,075, (ii) adjustments of $1,779,917 for depreciation and amortization and the write down of the Green Valley Property, (iii) insurance proceeds of $88,585 (as more fully explained in footnote 8 of the Notes to Financial Statements of the Partnership's Financial Statements included in this Report), and (iv) a net change in operating assets and liabilities of $69,722.

     Net cash used in investing activities of $210,052 for the year ended December 31, 1995 was comprised of capital expenditures for building improvements at the Valencia Property and the Green Valley Property.

     Net cash used in investing activities of $74,959 for the year ended December 31, 1994 is comprised of capital expenditures for building improvements at all three Properties.

     Net cash used in financing activities of $199,707 for the year ended December 31, 1995 was comprised of cash distributions to partners.

     Net cash used in financing activities of $200,006 for the year ended December 31, 1994 is comprised of cash distributions to partners.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data, shown by index on page 34, begin on page 35 of this Report.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                               PART III


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The names, offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

                                                   HAS SERVED AS A
                                                   DIRECTOR AND/OR
          NAME             AGE   POSITION HELD    OFFICER SINCE (1)
  --------------------     ---   -------------    -----------------

  Leonard S. Mandor (3)     49   President        Inception (2)
                                 and Director

  Robert A. Mandor (3)      44   Vice President   Inception
                                 and Director

  Harvey Shore              50   Vice President   December 24, 1987

  Joan LeVine               46   Treasurer/       Inception
                                 Secretary        October 1, 1988

-------------------------------------

(1)  Each director and officer of the General Partner and CMP
     Beneficial Corp. will hold office until the next annual meeting of the General Partner and CMP Beneficial Corp. and until his successor is elected and qualified.

(2) The General Partner was incorporated on December 12, 1986 and CMP Beneficial Corp. was incorporated on December 18,1986.

(3)  Robert A. Mandor and Leonard S. Mandor are brothers.

     LEONARD S. MANDOR is the Chief Executive Officer and a Director of Concord. For at least the past five years, Mr. Mandor has served as general partner in 22 Concord-sponsored private real estate programs and is the Chairman of the Board, Chief Executive Officer and a Director of Milestone Properties, Inc.
Mr. Mandor has been  associated with Concord since its inception in 1981.

     ROBERT A. MANDOR is the President and a Director of Concord. For at least the past five years he has served as the President, Chief Financial Officer, and a Director of Milestone Properties, Inc. Mr. Mandor has been associated with Concord since its inception.

     HARVEY SHORE (f/k/a Harvey Schuldwach) joined Concord in 1983 and is the Senior Vice President. He also serves as a Senior Vice President and Secretary of Milestone Properties, Inc. Before joining Concord he worked at Chase Manhattan Bank as a Vice President.

     JOAN LeVINE (f/k/a Joan Maisano), joined Concord in 1984 and is Vice President, Treasurer and Controller. She also serves as a Senior Vice President and Treasurer of Milestone Properties,Inc. Ms. LeVine is a certified public accountant and is a member of the American Institute of Certified Public Accounts.

     On February 2, 1995, the Securities and Exchange Commission filed a civil complaint against Concord in the United States District
Court for the District of Columbia in connection with the proxy solicitation conducted with respect to the merger of Concord Milestone Income Fund, L.P. and Concord Milestone Income Fund II, L.P. into a publicly held corporation, Milestone Properties, Inc., in 1990. The complaint alleges that Concord (of which Leonard and Robert Mandor are the owners and are officers and directors) violated the anti-fraud provisions of the Securities Exchange Act of 1934 through the forgery of investors' signatures on proxy cards and further alleges that Concord failed to provide certain investors in the affected partnerships with lists of partners, as required under the proxy rules. Concord has consented, without admitting or denying the Commission's allegations, to the entry of a final judgment ordering it to pay a civil penalty of $500,000 and enjoining it from violating Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-7 thereafter.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Based on the General Partner's review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during 1995.

ITEM 11. COMPENSATION.

     During 1995, the Partnership paid or accrued:

       (i) Pursuant to the Partnership Agreement, $1,997 to the General Partner as a distribution of distributable cash flow (See Item 5 "Market for Registrant's Units and Related Security Holders Matters" of this
            Report for a description of distributable cash flow).

      (ii) $25,000 to Milestone Property Management, Inc. ("MPMI"), an affiliate of the General Partner, for administrative services rendered to the Partnership. Pursuant to an agreement between MPMI and the Partnership, the Partnership reimburses MPMI for administrative services provided to the Partnership, such as payroll, rent, supplies and utilities in an amount equal to $25,000 per year.

     (iii) $107,356 to MPMI for property management fees for the fiscal year ended December 31, 1995. Pursuant to the management agreement between the Partnership and MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant property for which MPMI performs leasing services, 3 percent for multiple tenant property for which MPMI does not perform leasing services and 1 percent for single tenant property.

                 The management fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization; (iii) income derived from interest on investments, security deposits utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes; (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.

     No officer or employee of the General Partner received any direct compensation from the Partnership during the fiscal year ended December 31, 1995.

     No director of the General Partner received any direct compensation from the Partnership during the fiscal year ended December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     (a) The General Partner does not know of any beneficial owner of five percent or more of the issued and outstanding Class A Interests. The General Partner knows of only one owner of five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of March 4, 1996:
                                            AMOUNT AND
                                            NATURE OF        PERCENT
   TITLE          NAME AND ADDRESS OF       BENEFICIAL         OF
 OF CLASS          BENEFICIAL OWNER          OWNERSHIP        CLASS
----------       -------------------        ----------       -------

Class B           The Guardian Life          572,292*        27.1%
Interests         Insurance Company
                  of America
                  203 Park Avenue South
                  New York, NY  10003

---------------------------------------

*  To the best of the Partnership's knowledge, The Guardian Life
   Insurance Company of America has sole voting power and investment power with respect to these securities.

    (b) The General Partner, together with its affiliates and the officers and directors of the General Partner, own less than 1% of the issued and outstanding Class A Interests and less than 1% of the issued and outstanding Class B Interests.

    The number of shares of stock, no par value, of Concord (which is the parent of the General Partner) beneficially owned by all directors of the General Partner and CMP Beneficial Corp. and all directors and officers of the General Partner and CMP Beneficial Corp. as a group as of March 4, 1996 is set forth in the following table:

                                   AMOUNT AND
                                   NATURE OF               PERCENT
              NAME OF              BENEFICIAL                OF
     (1) BENEFICIAL OWNER       (2) OWNERSHIP          (3)  CLASS
         ----------------           ---------               ------

          Leonard S. Mandor            332                    83%
          Robert A. Mandor              68                    17%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See Items 1, "Business," 5, "Market for Registrant's Units and Related Security Holders Matters," 10, "Directors and Officers of the Registrant," and 11, "Compensation," of this Report for details. See also Note 5 of the Notes to Financial Statements of the Partnership's Financial Statements included in this Report.

                                  PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL SCHEDULE, AND REPORTS ON FORM 8-K.

    (a)  Financial Statements and Financial Schedule

         See Index to Financial Statements and Financial Schedule included herewith on page 34 of this Report.

    (b) No reports of Form 8-K were filed for the three months ended December 31, 1995.

    (c)  Exhibits:
                                                                   LOCATION OF
                                                                    EXHIBIT IN
                                                                    SEQUENTIAL
EXHIBIT                                                             NUMBERING
 NUMBER                  DESCRIPTION OF DOCUMENT                     SYSTEM
-------                  -----------------------                    ----------

  3.1 Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit A to the Registrant's Prospectus included as Part I of the Registrant's Post-Effective Amendment No. 3 ("Post-Effective Amendment No. 3") to the Registrant's Registration Statement on Form S-11 which was declared effective on April 3, 1987 (the "Registration Statement").

  3.2 Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P., included as Exhibit 3.2 to Registrant's Form 10-K for the fiscal year ended December 31, 1987 ("1987 Form 10-K"), which is incorporated herein by reference.

  3.3    Amendment No. 2 to Amended and Restated Agreement of
         Limited Partnership of Concord Milestone Plus, L.P.
         included as Exhibit 3.3 to the 1987 Form 10-K, which is incorporated herein by reference.

  3.4    Amendment No. 3 to Amended and Restated Agreement of
         Limited Partnership of Concord Milestone Plus, L.P.
         included as Exhibit 3.4 to the 1987 Form 10-K, which is incorporated herein by reference.

  3.5    Amendment No. 4 to Amended and Restated Agreement of
         Limited Partnership of Concord Milestone Plus, L.P.
         included as Exhibit 3.5 to the 1987 Form 10-K, which is incorporation herein by reference.

  3.6 Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. included as Exhibit 3.6 to Registrant's Form 10-K for the fiscal year ended December 31, 1988 ("1988 Form 10-K) which is incorporated herein by reference.

                                                                  LOCATION OF
                                                                   EXHIBIT IN
                                                                   SEQUENTIAL
EXHIBIT                                                             NUMBERING
 NUMBER                  DESCRIPTION OF DOCUMENT                     SYSTEM
-------                  -----------------------                   -----------

 4. Form of Indenture relating to Escalating Rate Collateralized Mortgage Bonds due November 30, 1997 between Concord Milestone Plus, L.P. and United States Trust Company of New York, as Trustee. Incorporated herein by reference to Exhibit 4 to the Registration Statement.

 4.1 Form of Supplemental Indenture. Incorporated herein by reference to Exhibit 4.7 to the Registrant's Post-Effective Amendment No. 1 ("Post-Effective Amendment No. 1") to the Registration Statement.

 4.2 Form of Escalating Rate Collateralized Mortgage Bond due November 30, 1997 included as Exhibit 4.2 to the 1987 Form 10-K, which is incorporated herein by reference.

 4.3 Form of certificate evidencing Class A Interests included as Exhibit 4.3 to the 1987 Form 10-K, which is incorporated herein by reference.

 4.4 Form of certificate evidencing Class B Interests included as Exhibit 4.4 to the 1987 Form 10-K, which is incorporated herein by reference.

10.1 Property purchase agreements. Incorporated herein by reference to Exhibit 10.1 to the Registration
         Statement.

10.2 Form of property management agreement. Incorporated herein by reference to Exhibit 10.2 of the Registration Statement.

10.3     First Amendment to Management Agreement by and between
         Concord Milestone Plus, L.P. and Concord Assets
         Management, Inc.  Incorporated herein by reference to
         Exhibit 10.3 of the 1988 Form 10-K.

10.4     Second Amendment to Management Agreement by a between
         Concord Milestone Plus, L.P. and Concord Assets
         Management, Inc.  Incorporated herein by reference to
         Exhibit 10.4 of the 1988 Form 10-K.

10.5     Omitted intentionally.

10.6     Omitted intentionally.

10.7 Mortgage Promissory Note executed by Concord Milestone Plus, L.P. in favor of United States Trust Company of New York, as trustee, in the principal amount of $7,523,500 and secured by a mortgage on certain property located in Valencia, California.
         Incorporated herein by reference to Exhibit 10.5 to the 1987 Form 10-K.

                                                                   LOCATION OF
                                                                   EXHIBIT IN
                                                                   SEQUENTIAL
EXHIBIT                                                             NUMBERING
 NUMBER              DESCRIPTION OF DOCUMENT                         SYSTEM
-------              -----------------------                       -----------

10.8 Mortgage Promissory Note executed by Concord Milestone Plus, L.P. in favor of United States Trust Company as trustee, in the principal amount of $6,296,000 and secured by a mortgage on a certain property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.8 to the 1988 Form 10-K.

10.9 Deed of Trust and Uniform Commercial Code Security Agreement and Financing Statement with Assignment of Leases, Rents and Profits executed by Concord Milestone Plus, L.P. in favor of United States Trust Company of New York, as trustee, with respect to property located in Valencia, California. Incorporated herein by reference to Exhibit 10.6 to the 1987 Form 10-K.

10.10 Mortgage Deed of Trust and Uniform Commercial Code Security Agreement and Financing Statement with Assignment of Leases, Rents and Profits, in favor of United States Trust Company of New York, as trustee, with respect to certain property located in Green Valley, Arizona. Incorporated herein by reference to
         Exhibit 10.10 to the 1988 Form 10-K.

10.11 Amended and Restated Mortgage Promissory Note executed by Concord Milestone Plus, L.P. in favor of United States Trust Company of New York, as trustee, in the principal amount of $2,632,500 and secured by a mortgage on certain property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit
         10.7 of the 1987 Form 10-K.

10.12 Mortgage, Deed of Trust and Uniform Commercial Code Security Agreement and Financing Statement with Assignment of Leases, Rents and profits by Concord Milestone Plus, L.P. in favor of United States Trust Company of New York, as trustee, with respect to property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.8 of the 1987
         Form 10-K.

10.13 Modification of Mortgage, Deed of Trust and Uniform Commercial Code Security Agreement and Financing statement with Assignment of Leases, Rents and Profits by Concord Milestone Plus, L.P. in favor of United States Trust Company of New York, as trustee, with respect to property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.9 of the 1987 Form 10-K.

                                                                   LOCATION OF
                                                                    EXHIBIT IN
                                                                    SEQUENTIAL
EXHIBIT                                                             NUMBERING
 NUMBER              DESCRIPTION OF DOCUMENT                         SYSTEM
-------              -----------------------                       -----------

10.14 Second Modification to Mortgage, Deed of Trust and Uniform Commercial Code Security Agreement and Financing Statement with Assignment of Leases, Rents and Profits by Concord Milestone Plus, L.P. in favor of United States Trust Company of New York, as trustee, with respect to property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit
         10.10 of the 1987 Form 10-K.

                             SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 26, 1995.


                                       CONCORD MILESTONE PLUS, L.P.

                                       By:  CM PLUS CORPORATION,
                                            ------------------------
                                            General Partner



                                       By:  /s/ Leonard S. Mandor
                                            ------------------------------
                                            Leonard S. Mandor, President



                                       CMP BENEFICIAL CORP.
                                       (Registrant of Beneficial Interests)


                                       By:  /s/ Leonard S. Mandor
                                            -------------------------------
                                            Leonard S. Mandor, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.



By:  /s/ Leonard S. Mandor                          March 26, 1995
     ---------------------------------------
     Leonard S. Mandor
     President (principal executive Officer)
       and Director of CM Plus Corporation and
       CMP Beneficial Corp.



By:  /s/ Robert A. Mandor                           March 26, 1995
     ---------------------------------------
     Robert A. Mandor
     Vice President and Director of CM Plus
       Corporation and CMP Beneficial Corp.



By:  /s/ Joan LeVine                                March 26, 1995
     ---------------------------------------
     Joan LeVine
     Secretary and Treasurer (principal
       financial and accounting officer) of
       CM Plus Corporation and CMP Beneficial
       Corp.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE




                                                    PAGE NO.
                                                    --------
1.  Financial Statements:

  a.  Concord Milestone Plus, L.P.

   1.  Independent Auditors' Report ...............   35

   2.  Balance Sheets, December 31, 1995
       and December 31, 1994 ......................   36

   3.  Statements of Revenues and Expenses
       for the Years Ended December 31, 1995
       1994 and 1993 ..............................   37

   4.  Statements of Changes in Partners'
       Capital for the Years Ended December 31,
       1995, 1994, 1993 ...........................   38

   5.  Statements of Cash Flows for the
       Years Ended December 31, 1995,
       1994 and 1993 ..............................   39

   6.  Notes to Financial Statements ..............   40

2.  Financial Schedule:

    a.  Real Estate and Accumulated
        Depreciation (Schedule III) ...............   41

    b.  Schedules not filed:

        All Schedules except Schedule III have been omitted as the required information is not applicable or the information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT



Concord Milestone Plus, L.P.:

We have audited the accompanying balance sheets of Concord Milestone Plus, L.P. (the "Partnership") as of December 31, 1995 and 1994 and the related statements of revenues and expenses, changes in partners' capital and cash flows for the years ended December 31, 1995, 1994 and 1993. Our audits also included the financial statement schedule of real estate and accumulated depreciation. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995 and 1994, and the results of its operations, changes in its partners' capital and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements, presents fairly in all material respects the information set forth therein.



March 15, 1996

Deloitte & Touche LLP


                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994



                                             DECEMBER 31,     DECEMBER 31,
                                                1995              1994
                                           --------------  ---------------
PROPERTY, AT COST (NOTES 2, 4 AND 6)
  BUILDING AND IMPROVEMENTS                $  15,262,476   $    15,052,424
  LESS: ACCUMULATED DEPRECIATION               4,253,132         3,695,110
                                           --------------  ---------------

  BUILDING AND IMPROVEMENTS, NET              11,009,344        11,357,314
  LAND                                        10,987,034        10,987,034
                                           --------------  ---------------

  TOTAL PROPERTY                              21,996,378        22,344,348
CASH AND CASH EQUIVALENTS (NOTE 2)               218,872           344,020
ACCOUNTS RECEIVABLE                              168,344           224,058
PREPAID EXPENSES                                  32,690            71,835
DUE FROM AFFILIATES, NET (NOTE 5)                 47,879                 0
OTHER ASSETS, NET                                 73,454            21,037
                                           --------------  ---------------

     TOTAL ASSETS                          $  22,537,617   $    23,005,298
                                           --------------  ---------------
                                           --------------  ---------------


LIABILITIES:
BONDS PAYABLE, NET (NOTES 2 AND 6)            16,425,967        16,334,737
ACCRUED INTEREST                                 130,246           126,818
ACCRUED EXPENSES AND OTHER LIABILITIES
   (NOTE 7)                                      337,268           353,263
ACCRUED EXPENSES PAYABLE TO AFFILIATES
   (NOTE 5)                                            0            38,827
                                           --------------  ---------------

   TOTAL LIABILITIES                          16,893,481        16,853,645
                                           --------------  ---------------

COMMITTMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS' CAPITAL (NOTES 1 AND 3)
  GENERAL PARTNER                                (66,124)          (61,049)
  LIMITED PARTNERS:
    CLASS A INTERESTS, 1,518,800               5,710,260         6,212,702
    CLASS B INTERESTS, 2,111,072                       0                 0
                                           --------------  ---------------

   TOTAL PARTNERS' CAPITAL                     5,644,136         6,151,653
                                           --------------  ---------------

     TOTAL LIABILITIES AND
     PARTNERS' CAPITAL                     $  22,537,617   $    23,005,298
                                           --------------  ---------------
                                           --------------  ---------------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       1995           1994             1993
                                  -------------  -------------  ---------------
REVENUES:
RENT (NOTE 4)                     $   2,573,507  $   2,556,754  $     2,611,112
REIMBURSED EXPENSES                     455,546        581,112          474,639
INTEREST AND OTHER INCOME                32,226         18,791           21,084
                                  -------------  -------------  ---------------

   TOTAL REVENUES                     3,061,279      3,156,657        3,106,835
                                  -------------  -------------  ---------------


EXPENSES:
INTEREST EXPENSE (NOTE 6)             1,525,238      1,484,108        1,442,978
DEPRECIATION AND AMORTIZATION
   (NOTE 2)                             657,210        693,985          702,688
MANAGEMENT AND PROPERTY EXPENSES
   (NOTE 5)                           1,020,145      1,084,365        1,078,981
PROFESSIONAL FEES AND OTHER
   EXPENSES                             166,496        125,336          107,216
WRITE-DOWN OF PROPERTY
   (NOTES 2 AND 4)                            0      1,085,932        1,000,000
                                  -------------  -------------  ---------------
   TOTAL EXPENSES                     3,369,089      4,473,726        4,331,863
                                  -------------  -------------  ---------------

   NET LOSS                       $    (307,810) $  (1,317,069) $    (1,225,028)
                                  -------------  -------------  ---------------



LOSS PER WEIGHTED AVERAGE
LIMITED PARTNERSHIP 100 CLASS A
INTERESTS OUTSTANDING             $      (20.27) $      (86.72) $        (80.66)
                                  -------------  -------------  ---------------
                                  -------------  -------------  ---------------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                    CONCORD MILESTONE PLUS, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                           GENERAL         CLASS A        CLASS B
                                             TOTAL         PARTNER        INTERESTS      INTERESTS
                                             -----         --------       ---------      ---------
PARTNERS' CAPITAL (DEFICIT)
  DECEMBER 31, 1992                   $   9,493,080  $     (27,635) $    9,520,715    $         0

DISTRIBUTIONS                              (599,318)        (5,993)       (593,325)             0
NET LOSS                                 (1,225,028)       (12,250)     (1,212,778)             0
                                      -------------   ------------  --------------   ------------

PARTNERS' CAPITAL (DEFICIT)
  DECEMBER 31, 1993                       7,668,734        (45,878)      7,714,612              0

DISTRIBUTIONS                              (200,006)        (2,000)       (198,006)             0
NET LOSS                                 (1,317,075)       (13,171)     (1,303,904)             0
                                      -------------   ------------  --------------   ------------

PARTNERS' CAPITAL (DEFICIT)
  DECEMBER 31, 1994                       6,151,653        (61,049)      6,212,702              0

DISTRIBUTIONS                              (199,707)        (1,997)       (197,710)             0
NET LOSS                                   (307,810)        (3,078)       (304,732)             0
                                      -------------   ------------  --------------   ------------

PARTNERS' CAPITAL (DEFICIT)
  DECEMBER 31, 1995                   $   5,644,136  $     (66,124) $    5,710,260    $         0
                                      -------------   ------------  --------------   ------------
                                      -------------   ------------  --------------   ------------




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                                                    DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                                         1995            1994              1993
                                                                ---------------     -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                        $      (307,810)    $  (1,317,075)  $   (1,225,028)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  WRITE-DOWN OF PROPERTY                                                      0         1,085,932        1,000,000
  DEPRECIATION AND AMORTIZATION                                         657,210           693,985          702,688
  INSURANCE PROCEEDS - NET                                                    0            88,585                0
  CHANGE IN OPERATING ASSETS AND LIABILITIES - NET:
  DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE                             55,714           (59,221)          86,540
  DECREASE (INCREASE) IN PREPAID EXPENSES                                39,145            60,946          (21,505)
  INCREASE IN DUE FROM AFFILIATE, NET                                   (47,879)                0                0
  INCREASE IN OTHER ASSETS, NET                                         (60,375)           (1,804)          (8,742)
  INCREASE IN ACCRUED INTEREST                                            3,428             3,428            3,427
  DECREASE IN ACCRUED EXPENSES AND OTHER LIABILITIES                    (15,995)          (95,302)         (69,103)
 (DECREASE) INCREASE IN ACCRUED EXPENSES PAYABLE TO AFFILIATES          (38,827)           22,231            3,938
                                                                ---------------     -------------   --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               284,611           481,705          472,215
                                                                ---------------     -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITY:
  PROPERTY IMPROVEMENTS                                                (210,052)          (74,959)        (262,773)
                                                                ---------------     -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITY:
  CASH DISTRIBUTIONS TO PARTNERS                                       (199,707)         (200,006)        (599,318)
                                                                ---------------     -------------   --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (125,148)          206,740         (389,876)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          344,020           137,280          527,156
                                                                ---------------     -------------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $       218,872           344,020          137,280
                                                                ---------------     -------------   --------------
                                                                ---------------     -------------   --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                        $     1,521,810         1,480,680        1,439,551
                                                                -----------------   -------------   --------------
                                                                -----------------   -------------   --------------


                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          CONCORD MILESTONE PLUS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994, AND 1993



1.   ORGANIZATION AND CAPITALIZATION

     Concord Milestone Plus, L.P., a Delaware limited partnership (the "Partnership"), was formed on December 12, 1986, to invest in existing income-producing commercial and industrial real estate, such as shopping centers, office buildings, free-standing commercial warehouses and distribution centers. Currently, the Partnership owns and operates three shopping centers (the "Properties"), one located in Searcy, Arkansas (the "Searcy Property"), one located in Valencia, California (the "Valencia Property") and one located in Green Valley, Arizona (the "Green Valley Property"). The Partnership began operations on August 20, 1987.

     The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units (see Note 6) and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of the Partnership's Escalating Rate Collateralized Mortgage bonds due November 30, 1997 (the "Bonds") and 36 Class B Interests ("Class B Interests"), each such interest representing an assignment of one Class B Limited Partnership Interest held by CMP Benefit Corp., a Delaware corporation (the "Assignor"), under the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"). Each Equity Unit consisted of 100 Class A Interests ("Class A Interests"), each interest representing an assignment of one Class A Limited Partnership Interest held by the Assignor under the Partnership Agreement, and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 from the sale of the Class B Interests that comprised the Bond Units.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING, FISCAL YEAR

     The Partnership's records are maintained on the accrual basis of accounting for both financial and tax purposes. Its fiscal year is the calendar year.

     CASH AND CASH EQUIVALENTS

     The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     BASE RENTS

     Base rents are recognized on a straight-line basis over the terms of the related leases, including free rent, if any, and lease step ups.

     PROPERTY

     Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements are carried at cost, and depreciated on a straight-line basis using an estimate useful life of 5 years. Leasehold improvements are amortized on a straight-line method over the remaining term of the lease.

     For Federal income tax purposes, the Partnership depreciates a portion (33 percent attributable to tax-exempt investors) using the straight-line basis over 40 years; the balance is depreciated over 31.5 years.

     The Partnership's policy which is in accordance with SFAS No. 121, "Accounting for Impairment for Long-Lived Assets" (issued March 1995) is to annually assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its properties over its remaining useful life, on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the asset. The Partnership adopted SFAS No. 121 in 1995 and determined that an adjustment to the carrying amount of its long lived assets was not necessary in 1995.

     INCOME TAXES

     The Partnership makes no provision for income taxes since all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership's net assets and liabilities are $2,617,796 higher than the amounts reported for financial statement purposes at December 31, 1995, which is due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes and the write-down of property during 1993 and 1994 for financial reporting purposes (see Note 4).

     DISCOUNT ON BONDS PAYABLE

     The Partnership is amortizing the original issue discount on bonds payable using the effective interest method over the term of the Bonds.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FINANCIAL STATEMENTS PRESENTATION

     Certain reclassifications were made to the accompanying 1994 and 1993 financial statements to conform with the 1995 presentation.

3.   PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement the general partner of the Partnership, CM Plus Corporation, a Delaware corporation (the "General Partner") is liable for all general obligations of the Partnership to the extent not paid by the Partnership.

     Holders of Class A Interests and Class B Interests are not liable for expenses, liabilities or obligations of the Partnership beyond the amount of their contributed capital.

     All distributable cash, capital proceeds, profit, gain or loss from Partnership operations are generally allocated 1 percent to the General Partner and 99 percent to the holders of Class A Interests. The holders of Class B Interests were specifically allocated certain organization and offering expenses to the extent of their positive capital account
     balances, thus reducing their account balance to zero.   After the holders
     of Class A Interests have received the 12.5 percent Priority Return (as defined in the Partnership Agreement) all distributable cash is allocated in a ratio of 85 percent to the holders of Class B Interests, 5 percent to the holders of Class A Interests and 10 percent to the General Partner.

     Since the inception of the Partnership, all income and distributable cash with respect to the Equity Units has been allocated to the holders of Class A Interests because they have not received the 12.5 percent Priority Return. Therefore, no income has been allocated to the holders of Class B Interests.

4.   PROPERTIES

     On August 20, 1987, the Partnership purchased the Searcy Property, a shopping center in Searcy, Arkansas from Concord Milestone Plus of Arkansas Limited Partnership, an affiliated entity, for $4,050,000.

     On January 22, 1988, the Partnership purchased the Valencia Property, a shopping center in Valencia, California from Concord Milestone Plus of California Limited Partnership, an affiliated entity, for $11,575,000.

     On April 15, 1988, the Partnership purchased the Green Valley Property, a shopping center in Green Valley, Arizona from Concord Milestone Plus of Arizona Limited Partnership, an affiliated entity, for $9,687,000. During 1993 and 1994, management determined, based on the current market conditions and projected future cash flows of the Green Valley Property, that the Property had experienced declines in the market value that were other than temporary and recorded $1,000,000 and $1,085,932 non-cash charges against earnings in 1993 and 1994, respectively to write-down the Property.

     Each Property was acquired using the proceeds from the sale of Equity
     Units and Bond Units. The Partnership issued Bonds to the purchasers of the Bond Units for approximately 65 percent of the respective Property's purchase price. Concurrently under the Indenture governing the Bonds, the Partnership granted United States Trust Company of New York, as trustee (the "Trustee") (or, in the case of a deed of trust, to a deed of trust for the benefit of the Trustee), a note together with a related first mortgage or deed of trust on each Property (each, a "Bond Mortgage") in the principal amount up to 65% of the Partnership's purchase price on that Property, for the benefit of the holders of the Bonds (See Note 6).

     Additionally, as part of the acquisitions of the Properties, the underlying
     tenant leases were assigned and assumed by the Partnership.   Minimum base
     rental income under non-cancelable tenant lease agreements, having lease terms expiring from one to twenty-four years, at December 31, 1995 are as follows:

             Year Ended
              December                         Amount
             ----------                     -----------
                1996                        $ 2,514,908
                1997                          2,161,140
                1998                          1,896,319
                1999                          1,404,675
                2000                          1,116,832
             Thereafter                       2,984,950
                Total                       -----------
                                            $12,078,824
                                            ===========

     The above table does not include contingent rental amounts. The total contingent rentals received in 1995, 1994 and 1993 was $185,117, $166,917, and $154,877, respectively.

     Two anchor tenants, a J.C. Penney department store and a Stage Store ("Stage"), occupy 10% or more of the gross leasable area of the Searcy Property. J.C. Penney, a clothing and apparel department store, occupies 33,796 square feet or 43.1% of the gross leasable area of the Searcy Property. J.C. Penney's annual minimum rent is $165,000 ($4.90 per square foot) and the lease provides for annual percentage rent equal to 1.5% of gross receipts in excess of $8,280,000. In addition, J.C. Penney is required to reimburse the Partnership for real estate taxes, insurance and common area maintenance expenses.

     Stage, a clothing and apparel store, occupies 15,600 square feet or 19.9% of the gross leasable area of the Searcy Property. Stage's annual minimum rent is $81,900 ($5.25 per square foot) and the lease provides for annual percentage rent equal to 3% of gross annual sales in excess of $2,600,000. In addition, Stage is required to reimburse the Partnership for real estate taxes, insurance and common area maintenance expenses.

     Two anchor tenants, Lucky Stores, Inc. ("Lucky Stores"), a full service grocery store, and Thrifty Drugstore ("Thrifty"), a full service drug store, occupy 10% or more of the gross leasable area of the Valencia Property. Lucky Stores occupies 31,842 square feet or 30.8% of the gross leasable area of the Valencia Property.

     Lucky Stores annual minimum rent is $300,00 per year ($9.42 per square foot) and the lease provides for percentage rent equal to 1.25% of gross receipts in excess of $38,000,000, less amounts paid by Lucky Stores for property taxes and insurance premiums. Lucky Stores is required to reimburse the Partnership for its pro rata share of real estate taxes, insurance and common area maintenance expenses.


     Thrifty occupies 18,125 square feet or 17.5% of the gross leasable area of the Valencia Property. Thrifty's rent is equal to 3% of gross sales for
     the previous month, but not less than $45,000 per year.   Thrifty is not
     required to reimburse the Partnership for real estate taxes, insurance or operating expenses.

     One anchor tenant, Abco Supermarket, occupies 10% or more of the gross leasable area of the Green Valley Property. Abco Supermarket occupies 38,983 square feet or 20.15% of the gross leasable area of the Green Valley Property.

     Abco's annual base rent is $68,060 ($1.75 per square foot). The lease provides for annual percentage rent equal to 1% of annual gross sales in excess of $4,000,000. Abco is required to reimburse the Partnership a pro rata share of real estate taxes and common are maintenance expenses.

5.   RELATED PARTY TRANSACTIONS

     The Partnership pays fees for customary property management services ("Management Fees") equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. Management Fees incurred for the years ended December 31, 1995, 1994 and 1993 were $107,356, $134,274 and
     $130,407, respectively. Management Fees are payable to Milestone Property Management, Inc., a Delaware corporation and affiliate of the General Partner ("MPMI").

     The Partnership also pays fees to MPMI for administrative services provided to the Partnership. These fees amounted to $25,000 each for the years ended December 31, 1995, 1994 and 1993.

     In 1995 the Partnership accrued a $42,678 receivable from Concord Assets Group, Inc. ("CAG"), an affiliate of the General Partner, due to an overpayment made to CAG for insurance expense. The General Partner expects to receive this payment in full by the end of the first quarter of 1996.

     In 1994 the Partnership accrued $20,953, payable to CAG, as reimbursement for the actual cost of employee health insurance for the years ended December 31, 1992 and 1993.

6.   BONDS PAYABLE

     Bonds payable consists of Bonds outstanding in the principal amount of $16,452,000. The Bonds bear interest, payable semi-annually, from the date of issuance at annual rates increasing from 8.15 percent to 10 percent (9.50 percent, 9.25 percent and 9.0 percent at December 31, 1995, 1994 and 1993, respectively) and mature on November 30, 1997.

     The Bonds have an effective interest rate of 9.66 percent. The Bonds are cross collateralized by all three properties. Pursuant to the Indenture, the Bonds are subject to early redemption (at 102 percent of the principal amount for the period from June 1, 1995 to May 31, 1996, which is reduced by 1 percent per year thereafter) under certain circumstances. The holders of the Bonds have a first lien on the Properties through the Bond Mortgages held by the Trustee (see Note 4).

     At December 31, 1995 and 1994, the Bonds are comprised of the  following:

                                               1995             1994
                                           -----------      -----------
         Principal amount                  $16,452,000      $16,452,000
         Less unamortized discount              26,033          117,263
                                            ----------       ----------
         Bonds payable - net               $16,425,967      $16,334,737
                                            ==========       ==========

7.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities are comprised of the following:

                                           1995              1994
                                         --------          --------
     Accounts payable - trade            $ 90,769          $ 66,374
     Accrued professional fees              1,035            16,345
     Accrued real estate tax               71,344                 0
     Accrued leasing fees                  20,000                 0
     Deposits - tenant security            79,196            77,359
     Deferred income                       71,348           100,713
     Repairs reserve (see Note 8)               0            88,585
     Other                                  3,576             3,887
                                          -------           -------
     Total                               $337,268          $353,263
                                          =======           =======

8.   DEFERRED REPAIRS

     On January 17, 1994 the Valencia Property sustained damage resulting  from
     an earthquake that occurred in the Southern California area.   Proceeds
     from the subsequent insurance claim totaled $587,333, which  covered the
     cost of the damage resulting from the earthquake.   Repairs, expenses and
     fees totaling $587,333 have been incurred and paid as of December 31, 1995.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are approximate amounts reflected in the balance sheet based on their short term nature.
     The carrying value and the fair value of the bonds payable was not considered to be significantly different. The fair value of the Bonds has been estimated by discounting cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term. The fair value estimates are based on information available as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimate of fair value amounts, a comprehensive reevaluation has not been performed for purposes of this financial statement disclosure and current estimate of fair value may differ significantly from these amounts reflected in the balance sheet.

10.  COMMITMENTS AND CONTINGENCIES

     Under various Federal, State and local laws and ordinances and regulations, an owner, operator or developer of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances (including asbestos containing materials) on or in such property. Such laws, ordinances and regulations often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The cost of any required remediation of any property and the owner's, operator's or developer's liability therefor is generally not limited under such laws, ordinances and regulations, and could exceed the value of the property and/or the aggregate assets of the owner, operator or developer. While none of the Properties is presently subject to any environmental actions, the presence of such substances, or the failure to properly remediate such substances, may adversely affect the ability to sell or rent the Properties or to borrow using any of the Properties as collateral.

11.  SUBSEQUENT EVENT

     On February 15, 1996 the Partnership made a cash distribution of $3.28 per 100 Class A Interests which represented distributable cash for the quarter ended December 31, 1995.


                                                    CONCORD MILESTONE PLUS, L.P.
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 1995

                                                                                   Costs
                                                                                Capitalized
                                                Intial Cost to                Subsequent to         Gross Amount at Which Carried
                                                  Partnership                   Acquisition            at Close of Period (A)
                                 ----------------------------------   --------------------------   ------------------------------

                                                                                   Land
     Description                                                 Building &     Building &                   Building &
    and Location                 Encumbrances        Land       Improvements   Improvements       Land      Improvements     Total
----------------------------------------------------------------------------------------------------------------------------------

Town & Country Plaza              $ 2,632,500       430,000       3,620,000       368,959       430,000      3,988,959    4,418,959
Searcy, AR

Old Orchard Shopping Center         7,523,500     6,500,000       5,075,000     1,240,977     6,500,000      6,315,977   12,815,977
Valencia, CA

Green Valley Mall                   6,296,000     5,100,000       4,587,000     1,413,506     4,057,034      4,957,540    9,014,574
Green Valley, AZ
                                  -------------------------------------------------------------------------------------------------
                                  $16,452,000    12,030,000      13,282,000     3,023,442    10,987,034     15,262,476   26,249,510
                                  =================================================================================================

     Description                  Accumulated         Date of         Date         Depreciation
    and Location                Depreciation(B)    Construction     Acquired           Life
-----------------------------------------------------------------------------------------------

Town & Country Plaza                1,064,061          1985         08/20/87         31.5 years
Searcy, AR

Old Orchard Shopping Center         1,596,789          1965         01/22/88         31.5 years
Valencia, CA

Green Valley Mall                   1,592,282          1960         04/15/88         31.5 years
Green Valley, AZ                    ---------
                                    4,253,132
                                    =========


                                                          1995           1994           1993           1992           1991
(A)  Reconciliation of investment properties owned:
        Beginning balance                             $26,039,458     27,050,431     27,787,658     27,761,885     27,660,168
        Property acquistions/improvements                 210,052         74,959        262,773         25,773        101,717
        Acquisition fees and expenses                           0              0              0              0              0
        Write-down of property                                  0     (1,085,932)    (1,000,000)             0              0
                                                      -----------------------------------------------------------------------
        Balance at end of period                      $26,249,510     26,039,458     27,050,431     27,787,658     27,761,885
                                                      =======================================================================

(B)  Reconciliation of accumulated depreciation:
        Beginning balance                             $ 3,695,110      3,122,666      2,570,521      2,020,654      1,480,426
        Depreciation expense                              558,022        572,444        552,145        549,867        540,228
                                                      -----------------------------------------------------------------------
        Balance at end of period                      $ 4,253,132      3,695,110      3,122,666      2,570,521      2,020,654
                                                      =======================================================================

