Form 10-K405/A
period 1995-12-31
CONCORD MILESTONE PLUS L P
filed 1996-03-29
CIK 808460

                                                              Exhibit Index p.29
                                                         Exhibits begin p. (n/a)
                                                                Total pages:  47


                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           -----------------

                              FORM 10-K/A
                             AMENDMENT NO. 1

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

                    DOCUMENTS INCORPORATED BY REFERENCE

NONE

                       CONCORD MILESTONE PLUS, L.P.
                              AMENDMENT #1

Amendment #1 to the Registrant's 1995 Form 10K is being filed to include the Financial Data Schedule.

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