Form 10-Q
period 1996-03-31
CONCORD MILESTONE PLUS L P
filed 1996-05-15
CIK 808460

               SECURITIES AND EXCHANGE COMMISSION
                      Wasington, D.C.  20549

                        __________________


                            FORM 10-Q
(mark one)

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  March 31, 1996

                                OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from                 to


               Commission file number  000-16757



                   CONCORD MILESTONE PLUS, L.P.
    ----------------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)



              Delaware                            52-1494615
- ---------------------------------     --------------------------------------
 (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
  Incorporation or Organization)



      5200 TOWN CENTER CIRCLE
             4TH FLOOR
         BOCA RATON, FLORIDA                        33486
- ----------------------------------------        ------------
(Address of Principal Executive Offices)         (Zip Code)

    Registrant's Telephone Number, Including Area Code (407) 394-9260

- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.  Yes __X__   No ____

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)





   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

   Certain reclassifications were made to the accompanying 1995 financial statements to conform to the 1996 presentation.

                          CONCORD MILESTONE PLUS, L.P.
                           (a Limited Partnership)

                              BALANCE SHEETS

                  MARCH 31, 1996 (Unaudited) AND DECEMBER 31, 1995

                                       ASSETS

                                               March 31,      December 31,
                                                 1996            1995
                                              -----------     -----------
 Property, at cost
  Building and improvements                   $15,265,793     $15,262,476
  Less:  accumulated depreciation               4,396,229       4,253,132
                                              -----------     -----------
  Building and improvements, net               10,869,564      11,009,344
   Land                                        10,987,034      10,987,034
                                              -----------     -----------
   Total property                              21,856,598      21,996,378
Cash and cash equivalents                        621,794          218,872
Accounts receivable                               156,882         168,344
Prepaid expenses                                   49,064          32,690
Other assets, net                                  62,786          73,454
Due from affiliates, net                           86,564          47,879
                                              -----------     -----------
      Total assets                            $22,833,688     $22,537,617
                                              -----------     -----------
                                              -----------     -----------

                            LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Bonds payable, net                            $16,439,021     $16,425,967
Accrued interest                                  520,981         130,246
Accrued expenses and other liabilities            335,834         337,268
                                              -----------     -----------
      Total liabilities                        17,295,836      16,893,481
                                              -----------     -----------
Partners' capital:
  General partner                                 (67,186)        (66,124)
  Limited partners:
       Class A Interests, 1,518,800             5,605,038      5,710,260
       Class B Interests, 2,111,072                     0              0
                                              -----------     -----------
      Total partners' capital                   5,537,852      5,644,136
                                              -----------     -----------
      Total liabilities and partners' capital $22,833,688    $22,537,617
                                              -----------     -----------
                                              -----------     -----------

                             CONCORD MILESTONE PLUS, L.P.
                               (a Limited Partnership)

                        STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

                  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995





                                               March 31,     March 31,
                                                 1996          1995
                                               ---------     ---------
Revenues:
Rent                                          $ 636,244      $638,137
Reimbursed expenses                              85,552       126,926
Interest and other income                         3,364         5,254
                                               ---------     ---------
    Total revenues                              725,160       770,317
                                               ---------     ---------
Expenses:
Interest expense                                390,735       380,452
Depreciation and amortization                   159,222       160,881
Management and property expense                 202,785       250,993
Professional fees and other expenses             28,764        27,931
                                               ---------     ---------
    Total expenses                              781,506       820,257
                                               ---------     ---------
Net income                                     $(56,346)     $(49,940)
                                               ---------     ---------
                                               ---------     ---------
Income per weighted average
Limited Partnership 100 Class A
Interests outstanding                          $  (3.71)     $ (3.29)
                                               ---------     ---------
                                               ---------     ---------

                               CONCORD MILESTONE PLUS, L.P.
                                  (a Limited Partnership)

                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE THREE MONTHS ENDED MARCH 31, 1996 (Unaudited) and

                            FOR THE YEAR ENDED DECEMBER 30, 1995


                                               General     Class A     Class B
                                   Total       Partner    Interests   Interests
                                -----------   ---------  ----------   ---------
PARTNER'S CAPITAL (DEFICIT)
    December 31, 1994           $ 6,151,653   $(61,049)  $6,212,702   $       0

Distributions                      (199,707)    (1,997)    (197,710)          0
Net Loss                           (307,810)    (3,078)    (304,732)          0
                                ------------  ----------  ----------  ---------
PARTNERS' CAPITAL (DEFICIT)
    December 31, 1995             5,644,136    (66,124)   5,710,260           0

Distributions                       (49,938)      (499)     (49,439)          0
Net Loss                            (56,346)      (563)     (55,783)          0
                                ------------  ----------  ---------   ---------
PARTNERS' CAPITAL (DEFICIT)
    March 31, 1996              $ 5,537,852   $(67,186)  $5,605,038   $       0
                                ------------  ----------  ---------   ---------
                                ------------  ----------  ---------   ---------

                          CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                (Unaudited)

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                         March 31,   March 31,
                                                           1996         1995
                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(56,346)   $(49,940)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                           159,222     160,881
  Change in operating assets and liabilities:
  Decrease  in accounts receivable                         11,462     105,632
  (Increase) decrease in prepaid expenses                 (16,374)      1,941
  Decrease (increase) in other assets, net                  7,596      (7,546)
  Increase in due from affiliates, net                    (38,685)          0
  Increase in accrued interest                            390,735     380,452
  (Decrease) increase in accrued expenses and
   other liabilities                                       (1,434)     11,710
  (Decrease) in due to affiliate                                0     (22,302)
                                                         ---------   ---------
Net cash provided by operating activities                 456,176     580,828
                                                         ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITY:
  Property improvements                                    (3,316)          0
                                                         ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITY:
  Cash distributions to Partners                          (49,938)    (50,001)
                                                         ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 402,922     530,827

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            218,872     344,020
                                                         ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $621,794    $874,847
                                                         ---------   ---------
                                                         ---------   ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:


Cash paid during the period for interest                 $     0     $     0
                                                         ---------   ---------
                                                         ---------   ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ORGANIZATION AND CAPITALIZATION

   Concord Milestone Plus, L.P., a Delaware limited partnership (the "Partnership"), was formed on December 12, 1986, to acquire existing income-producing commercial and industrial real estate. The Partnership began operations on August 20, 1987.


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

   RESULTS OF OPERATIONS

   COMPARISON OF QUARTER ENDED MARCH 31, 1996 TO QUARTER ENDED MARCH 31, 1995

   Revenues of the Partnership decreased $45,157, or 5.9%, to $725,160 for the quarter ended March 31, 1996 from $770,317 for the quarter ended March 31, 1995 primarily due to a decrease in reimbursed expenses of approximately $41,000. Reimbursed expenses decreased primarily due to a decrease in common area maintenance expenses and insurance expense.

   Management and property expenses decreased $48,208, or 19.2%, to $202,785 for the quarter ended March 31, 1996 from $250,993 for the quarter ended March 31, 1995 primarily due to a decrease in common area maintenance expenses as a result of cost savings efforts by management and a decrease in insurance expense due to a lower premium in 1996.

   Interest expense increased $10,283, or 2.7%, to $390,735 for the quarter ended March 31, 1996 from $380,452 for the quarter ended March 31, 1995 primarily due to the scheduled increase in the interest rate on the Bond from 9.25% in 1995 to 9.50% in 1996.

   LIQUIDITY AND CAPITAL RESOURCES

   The General Partner believes that the Partnership's working capital is sufficient to meet the Partnership's current operating requirements for the remainder of the year. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur. There are currently no material commitments for capital expenditures other than as described below.

   The Bonds are due and payable on November 30, 1997 in the aggregate principal amount of $16,452,000 and bear interest, payable semi-annually, at 9.5% (increasing to 10% on November 30, 1996). At or prior to November 30, 1997, it is expected that the Partnership will seek to refinance the Bonds and/or sell one or more of its properties to repay the Bonds. No assurance can be given as to whether the Partnership will be able to refinance the Bonds or sell its properties or if the Partnership is able to do so, that the terms of any such refinancing and/or sale would be attractive to the Partnership.

   Net cash provided by operating activities of $456,176 for the quarter ended March 31, 1996 is comprised of (i) a net loss of $56,346, (ii) adjustments of $159,222 for depreciation and amortization expense and (iii) a change in operating assets and liabilities of $353,300.

   Net cash provided by operating activities of $580,828 for the quarter ended March 31, 1995 is comprised of (i) a net loss of $49,940, (ii) adjustments of $160,881 for depreciation and amortization expense and (iii) a change in operating assets and liabilities of $469,887.

   Net cash used in investing activities of $3,316 for the quarter ended March 31, 1996 is comprised of capital expenditures for property improvements.

   Net cash used in financing activities of $49,938 for the quarter ended March 31, 1996 is comprised of cash distributions to Partners.

   Net cash used in financing activities of $50,001 for the quarter ended March 31, 1995 is comprised of cash distributions to Partners.

PART II - OTHER INFORMATION


ITEM 6.  REPORTS ON FORM 8-K

     (a) Exhibits - previously filed.


     (b) No reports on form 8-K were filed during the quarter covered by this Report.

                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:      May 15, 1996              CONCORD MILESTONE PLUS, L.P.
                                     ----------------------------
                                            (Registrant)



                                  BY:  CM PLUS CORPORATION
                                     ----------------------------
                                     General Partner


                                 By:  /s/ Robert Mandor
                                     ----------------------------
                                     Robert Mandor
                                     Director and Vice President


                                By:   /s/ Joan LeVine
                                     ----------------------------
                                     Joan LeVine
                                     Secretary and Treasurer