Form 10-Q
period 1996-06-30
CONCORD MILESTONE PLUS L P
filed 1996-08-14
CIK 808460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------

                                   FORM 10-Q
(mark one)

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
- ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1996

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission file number 000-16757


                         CONCORD MILESTONE PLUS, L.P.
            (Exact Name of Registrant as Specified in its Charter)


            Delaware                                    52-1494615
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

       5200 TOWN CENTER CIRCLE
              4TH FLOOR
          BOCA RATON, FLORIDA                             33486
(Address of Principal Executive Offices)                (Zip Code)

                                (561) 394-9260
              Registrant's Telephone Number, Including Area Code

- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No

PART I - FINANCIAL INFORMATION

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

                         CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                                BALANCE SHEETS

                JUNE 30, 1996 (Unaudited) AND DECEMBER 31, 1995

                                    ASSETS

                                                              June 30, 1996      December 31, 1995
                                                             ---------------      ---------------
Property, at cost
      Building and improvements                              $    15,273,932      $    15,262,476
      Less: accumulated depreciation                               4,539,732            4,253,132
                                                             ---------------      ---------------

      Building and improvements, net                              10,734,200           11,009,344
      Land                                                        10,987,034           10,987,034
                                                             ---------------      ---------------

      Total property                                              21,721,234           21,996,378

Cash and cash equivalents                                            271,504              218,872
Accounts receivable                                                  181,634              168,344
Prepaid expenses                                                       2,015               32,690
Other assets, net                                                     68,581               73,454
Due from affiliates, net                                              47,317               47,879
                                                             ---------------      ---------------

      Total assets                                           $    22,292,285      $    22,537,617
                                                             ===============      ===============


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Bonds payable, net                                           $    16,452,000      $    16,425,967
Accrued interest                                                     130,246              130,246
Accrued expenses and other liabilities                               276,226              337,268
                                                             ---------------      ---------------

      Total liabilities                                           16,858,472           16,893,481
                                                             ---------------      ---------------

Partners' capital:
General partner                                                      (68,228)             (66,124)
Limited partners:
Class A Interests, 1,518,800                                       5,502,041            5,710,260
Class B Interests, 2,111,072                                               0                    0
                                                             ---------------      ---------------


      Total partners' capital                                      5,433,813            5,644,136
                                                             ---------------      ---------------

      Total liabilities and partners' capital                $    22,292,285      $    22,537,617
                                                             ===============      ===============

                         CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                      STATEMENTS OF REVENUES AND EXPENSES

                                  (Unaudited)

               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                           June 30,1996       June 30, 1995
                                           ------------       -------------
Revenues:
Rent                                        $  683,408         $  612,941
Reimbursed expenses                            109,896            161,080
Interest and other income                        5,007              9,008
                                            ----------         ----------

      Total revenues                           798,311            783,029
                                            ----------         ----------

Expenses:
Interest expense                               390,735            380,453
Depreciation and amortization                  159,680            168,162
Management and property expenses               259,470            275,514
Professional fees and other expenses            42,551             35,782
                                            ----------         ----------

      Total expenses                           852,436            859,911
                                            ----------         ----------

Net loss                                    $  (54,125)        $  (76,882)
                                            ==========         ==========

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding                       $    (3.56)        $    (5.06)
                                            ==========         ==========

Weighted average number of 100
Class A interests outstanding                   15,188             15,188
                                            ==========         ==========

                         CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                      STATEMENTS OF REVENUES AND EXPENSES

                                  (Unaudited)

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                           June 30, 1996       June 30, 1995
                                           -------------       -------------
Revenues:
Rent                                        $ 1,319,652         $ 1,251,078
Reimbursed expenses                             195,448             288,006
Interest and other income                         8,371              14,262
                                            -----------         -----------

      Total revenues                          1,523,471           1,553,346
                                            -----------         -----------

Expenses:
Interest expense                                781,470             760,905
Depreciation and amortization                   318,902             329,043
Management and property expenses                462,255             526,507
Professional fees and other expenses             71,315              63,713
                                            -----------         -----------

      Total expenses                          1,633,942           1,680,168
                                            -----------         -----------

Net loss                                    $  (110,471)        $  (126,822)
                                            ===========         ===========

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding                       $     (7.27)        $     (8.35)
                                            ===========         ===========

Weighted average number of 100
Class A interests outstanding                    15,188              15,188
                                            ===========         ===========

                         CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

            FOR THE SIX MONTHS ENDED JUNE 30, 1996 (Unaudited) and

                     FOR THE YEAR ENDED DECEMBER 30, 1995


                                                     General          Class A           Class B
                                    Total            Partner         Interests         Interests
                                ------------      ------------      ------------      ------------
PARTNERS' CAPITAL (DEFICIT)
  December 31, 1994             $  6,151,653      $    (61,049)     $  6,212,702      $          0

Distributions                       (199,707)           (1,997)         (197,710)                0
Net Loss                            (307,810)           (3,078)         (304,732)                0
                                ------------      ------------      ------------      ------------

PARTNERS' CAPITAL (DEFICIT)
  December 31, 1995                5,644,136           (66,124)        5,710,260                 0

Distributions                        (99,852)             (999)          (98,853)                0
Net Loss                            (110,471)           (1,105)         (109,366)                0
                                ------------      ------------      ------------      ------------

PARTNERS' CAPITAL (DEFICIT)
  June 30, 1996                 $  5,433,813      $    (68,228)     $  5,502,041      $          0
                                ============      ============      ============      ============

                         CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                           June 30, 1996      June 30, 1995
                                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $ (110,471)        $ (126,822)
Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                             318,902            329,043
     Change in operating assets and liabilities:
     (Increase) decrease in accounts receivable                (13,290)            59,106
     Decrease in prepaid expenses                               30,675             55,523
     Increase in other assets, net                              (1,397)              (371)
     Decrease (increase) in due from affiliates, net               562             (5,199)
     (Decrease) increase in accrued expenses
        and other liabilities                                  (61,042)            47,046
     Decrease in due to affiliate                                    0            (38,827)
                                                            ----------         ----------

Net cash provided by operating activities                      163,939            319,499
                                                            ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITY:
     Property improvements                                     (11,455)           (57,309)
                                                            ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITY:
     Cash distributions to partners                            (99,852)           (99,905)
                                                            ----------         ----------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                52,632            162,285
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                       218,872            344,020
                                                            ----------         ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                          $  271,504         $  506,305
                                                            ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

Cash paid during the period for interest                    $  781,470         $  507,270
                                                            ==========         ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Organization and Capitalization

         Concord Milestone Plus, L.P., a Delaware limited partnership (the "Partnership"), was formed on December 12, 1986, for the purpose of investing in existing income-producing commercial and industrial real estate. The Partnership began operations on August 20, 1987, and currently owns and operates three shopping centers located in Searcy, Arkansas; Valencia, California; and Green Valley, Arizona.

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

         Results of Operations

         Comparison of Quarter Ended June 30, 1996 to Quarter Ended
         June 30, 1995

         Revenues of the Partnership increased $15,282, or 2%, to $798,311 for the quarter ended June 30, 1996 as compared to $783,029 for the quarter ended June 30, 1995 primarily due to the net effect of an increase in rents of approximately $70,000 and a decrease in reimbursed expenses of approximately $51,000. Rents increased due to increased occupancy at the Old Orchard Shopping Center located in Valencia, California as compared to the same period last year. Reimbursed expenses decreased due to a decrease in common area maintenance expenses and insurance expense in 1996.

         Management and property expenses decreased $16,044, or 6%, to $259,470 for the quarter ended June 30, 1996 as compared to $275,514 for the quarter ended June 30, 1995 primarily due to a decrease in common area expenses and insurance expense. Common area expenses decreased as a result of cost savings efforts by management and insurance expense decreased due to a lower premium in 1996.

         Interest expense increased $10,282, or 3%, to $390,735 for the quarter ended June 30, 1996 as compared to $380,453 for the quarter ended June 30, 1995 due to the scheduled increase in the interest rate on the Partnership's bonds from 9.25% in 1995 to 9.50% in 1996.

         Depreciation and amortization expense decreased $8,482, or 5%, to $159,680 for the quarter ended June 30, 1996 as compared to $168,162 for the quarter ended June 30,1995 due to a decrease in the amortization of the bond discount in 1996.

         Comparison of Six Months Ended June 30,1996 to Six Months Ended June 30, 1995

         Revenues of the Partnership decreased $29,875, or 2%, to $1,523,471 for the six months ended June 30, 1996 as compared to $1,553,346 for the six months ended June 30, 1995 primarily due to the net effect of an increase in rents of approximately $69,000 and a decrease in reimbursed expenses of approximately $93,000. Rents increased due to increased occupancy at the Old Orchard Shopping Center located in Valencia, California, compared to the same period last year. Reimbursed expenses decreased primarily due to a decrease in common area maintenance expenses and insurance expense in 1996.

         Management and property expenses decreased $64,252, or 12%, to $462,255 for the six months ended June 30, 1996 as compared to $526,507 for the six months ended June 30, 1995 primarily due to a decrease in common area expenses and insurance expense. Common area expenses decreased as a result of cost savings efforts by management and insurance expense decreased due to a lower premium in 1996.

         Interest expense increased $20,565, or 3%, to $781,470 for the six months ended June 30, 1996 as compared to $760,905 for the six months ended June 30, 1995 due to the scheduled increase in the interest rate on the Partnerships bonds from 9.25% in 1995 to 9.50% in 1996.

         Depreciation and amortization expense decreased $10,141, or 3%, to $318,902 for the six months ended June 30, 1996 as compared to $329,043 for the six months ended June 30, 1995 due to a decrease in the amortization of the bond discount in 1996.

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

         Net cash provided by operating activities of $163,939 for the six months ended June 30, 1996 is comprised of (i) a net loss of $110,471, (ii) adjustments of $318,902 for depreciation and amortization expense and (iii) a change in operating assets and liabilities of $44,492.


         Net cash provided by operating activities of $319,499 for the six months ended June 30, 1995 is comprised of (i) a net loss of $126,822 (ii) adjustments of $329,043 for depreciation and amortization expense and (iii) a change in operating assets and liabilities of $117,278.

         Net cash used in investing activities of $11,455 for the six months ended June 30, 1996 is comprised of capital expenditures for property improvements.

         Net cash used in investing activities of $57,309 for the six months ended June 30, 1995 is comprised of capital expenditures for property improvements.

         Net cash used in financing activities of $99,852 for the six months ended June 30, 1996 is comprised of cash distributions to partners.

         Net cash used in financing activities of $99,905 for the six months ended June 30, 1995 is comprised of cash distributions to partners.

PART II - OTHER INFORMATION

Item 6.  Reports on Form 8-K

         (b) No reports on form 8-K were filed during the quarter covered by this Report.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:     August 9, 1996                     CONCORD MILESTONE PLUS, L.P.
       --------------------                  ----------------------------
                                                      (Registrant)



                                             BY: CM PLUS CORPORATION
                                                 -----------------------------
                                                 General Partner



                                             By: /S/ Robert Mandor
                                                 -----------------------------
                                                 Robert Mandor
                                                 Director and Vice President



                                             By:  /S/ Joan LeVine
                                                 -----------------------------
                                                  Joan LeVine
                                                  Secretary and Treasurer