Form 10-Q
period 1996-09-30
CONCORD MILESTONE PLUS L P
filed 1996-11-13
CIK 808460

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q
(mark one)

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number 000-16757


                          CONCORD MILESTONE PLUS, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                    52-1494615
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    5200 TOWN CENTER CIRCLE
            4TH FLOOR
       BOCA RATON, FLORIDA                                   33486
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (561) 394-9260
              ---------------------------------------------------
               Registrant's Telephone Number, Including Area Code


              ---------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report

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

                          CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                                 BALANCE SHEETS

              SEPTEMBER 30, 1996 (Unaudited) AND DECEMBER 31, 1995


                                     ASSETS

                                                   September  30, 1996     December 31, 1995
                                                   -------------------     -----------------
Property, at cost
      Building and improvements                        $ 15,350,829           $ 15,262,476
      Less: accumulated depreciation                      4,684,122              4,253,132
                                                       ------------           ------------

      Building and improvements, net                     10,666,707             11,009,344

      Land                                               10,987,034             10,987,034
                                                       ------------           ------------

      Total property                                     21,653,741             21,996,378

Cash and cash equivalents                                   711,709                218,872
Accounts receivable                                         183,739                168,344
Prepaid expenses                                             49,562                 32,690
Other assets, net                                            66,799                 73,454
Due from affiliates, net                                          0                 47,879
                                                       ------------           ------------

      Total assets                                     $ 22,665,550           $ 22,537,617
                                                       ============           ============


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Bonds payable, net                                     $ 16,465,991           $ 16,425,967
Accrued interest                                            520,981                130,246
Accrued Expenses and other liabilities                      319,923                337,268
Due to affiliates                                            22,240                      0
                                                       ------------           ------------

      Total liabilities                                  17,329,135             16,893,481
                                                       ------------           ------------


Partners' capital:
General partner                                             (69,201)               (66,124)
Limited partners:
Class A Interests, 1,518,800                              5,405,616              5,710,260
Class B Interests, 2,111,072                                      0                      0
                                                       ------------           ------------

      Total partners' capital                             5,336,415              5,644,136
                                                       ------------           ------------

      Total liabilities and partners' capital          $ 22,665,550           $ 22,537,617
                                                       ============           ============

                          CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                      STATEMENTS OF REVENUES AND EXPENSES

                                  (Unaudited)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                         September 30, 1996   September 30, 1995
                                         ------------------   ------------------
Revenues:
Rent                                          $ 638,576           $ 644,938
Reimbursed expenses                             108,420             150,460
Interest and other income                         4,966               8,819
                                              ---------           ---------

      Total revenues                            751,962             804,217
                                              ---------           ---------

Expenses:
Interest expense                                390,735             380,453
Depreciation and amortization                   160,996             163,300
Management and property expenses                223,001             225,965
Professional fees and other expenses             28,152              26,074
                                              ---------           ---------

      Total expenses                            802,884             795,792
                                              ---------           ---------

Net (loss) income                             $ (50,922)          $   8,425
                                              =========           =========

(Loss) income per weighted average
Limited Partnership 100 Class A
Interests outstanding                         $   (3.35)          $     .55
                                              =========           =========

Weighted average number of 100
Class A interests outstanding                    15,188              15,188
                                              =========           =========

                          CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                      STATEMENTS OF REVENUES AND EXPENSES

                                  (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                          September 30, 1996     September 30, 1995
                                          ------------------     ------------------
Revenues:
Rent                                          $ 1,958,228           $ 1,896,016
Reimbursed expenses                               303,868               438,466
Interest and other income                          13,337                23,081
                                              -----------           -----------

      Total revenues                            2,275,433             2,357,563
                                              -----------           -----------

Expenses:
Interest expense                                1,172,205             1,141,358
Depreciation and amortization                     479,898               492,344
Management and property expenses                  685,256               752,472
Professional fees and other expenses               99,467                89,787
                                              -----------           -----------

      Total expenses                            2,436,826             2,475,961
                                              -----------           -----------

Net loss                                      $  (161,393)          $  (118,398)
                                              ===========           ===========

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding                         $    (10.62)          $     (7.80)
                                              ===========           ===========

Weighted average number of 100
Class A interests outstanding                      15,188                15,188
                                              ===========           ===========

                          CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (Unaudited) and

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                            General          Class A          Class B
                                            Total           Partner         Interests        Interests
                                         -----------      -----------      -----------      -----------
PARTNERS' CAPITAL (DEFICIT)
  December 31, 1994                      $ 6,151,653      $   (61,049)     $ 6,212,702      $         0

Distributions                               (199,707)          (1,997)        (197,710)               0
Net Loss                                    (307,810)          (3,078)        (304,732)               0
                                         -----------      -----------      -----------      -----------

PARTNERS' CAPITAL (DEFICIT)
  December 31, 1995                        5,644,136          (66,124)       5,710,260                0

Distributions                               (146,328)          (1,463)        (144,865)               0
Net Loss                                    (161,393)          (1,614)        (159,779)               0
                                         -----------      -----------      -----------      -----------

PARTNERS' CAPITAL (DEFICIT)
  September 30, 1996                     $ 5,336,415      $   (69,201)     $ 5,405,616      $         0
                                         ===========      ===========      ===========      ===========

                          CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                          September 30, 1996   September 30, 1995
                                                          ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(161,393)          $(118,398)
Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                              479,898             492,344
     Change in operating assets and liabilities:
     (Increase) decrease in accounts receivable                 (15,395)              5,521
     (Increase) decrease in prepaid expenses                    (16,872)             11,155
     Increase in other assets, net                               (2,229)            (62,603)
     Decrease (increase) in due from affiliates, net             47,879             (26,209)
     Increase in accrued interest                               390,735             380,452
     (Decrease) increase in accrued expenses
        and other liabilities                                   (17,345)             14,766
     Increase (Decrease) in due to affiliate                     22,240             (38,827)
                                                              ---------           ---------
Net cash provided by operating activities                       727,518             658,201
                                                              ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITY:
     Property improvements                                      (88,353)            (49,398)
                                                              ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITY:
     Cash distributions to partners                            (146,328)           (149,825)
                                                              ---------           ---------
NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                492,837             458,978
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                        218,872             344,020
                                                              ---------           ---------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                            $ 711,709           $ 802,998
                                                              =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

Cash paid during the period for interest                      $ 781,470           $ 507,270
                                                              =========           =========

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

         Results of Operations

         Comparison of Quarter Ended September 30, 1996 to Quarter Ended September 30, 1995

         Revenues of the Partnership decreased $52,255, or 6%, to $751,962 for the quarter ended September 30, 1996 as compared to $804,217 for the quarter ended September 30, 1995 primarily due a decrease in reimbursed expenses. Reimbursed expenses decreased due to a decrease in common area maintenance expenses and insurance expense in 1996.

         Management and property expenses decreased $2,964, or 1%, to $223,001 for the quarter ended September 30, 1996 as compared to $225,965 for the quarter ended September 30, 1995 primarily due to a decrease in common area expenses and insurance expense. Common area expenses decreased as a result of cost savings efforts by management and insurance expense decreased primarily due to a lower premium in 1996.

         Interest expense increased $10,282, or 3%, to $390,735 for the quarter ended September 30, 1996 as compared to $380,453 for the quarter ended September 30, 1995 due to the scheduled increase in the interest rate on the Partnership's bonds from 9.25% in 1995 to 9.50% in 1996.

         Depreciation and amortization expense decreased $2,304, or 1%, to $160,996 for the quarter ended September 30, 1996 as compared to $163,300 for the quarter ended September 30,1995 due to a decrease in the amortization of the net bond premium and discount in 1996.

         Comparison of Nine Months Ended September 30,1996 to Nine Months Ended September 30, 1995

         Revenues of the Partnership decreased $82,130, or 4%, to $2,275,433 for the nine months ended September 30, 1996 as compared to $2,357,563 for the nine months ended September 30, 1995 primarily due to the net effect of an increase in rents of approximately $62,000 and a decrease in reimbursed expenses of approximately $135,000. Rents increased due to increased occupancy at the Old Orchard Shopping Center located in Valencia, California, compared to the same period last year. Reimbursed expenses decreased primarily due to a decrease in common area maintenance expenses and insurance expense in 1996.

         Management and property expenses decreased $67,216, or 10%, to $685,256 for the nine months ended September 30, 1996 as compared to $752,472 for the nine months ended September 30, 1995 primarily due to a decrease in common area maintenance expenses and insurance expense. Common area maintenance expenses decreased as a result of cost savings efforts by management and insurance expense decreased due to a lower premium in 1996.

         Interest expense increased $30,847, or 3%, to $1,172,205 for the nine months ended September 30, 1996 as compared to $1,141,358 for the nine months ended September 30, 1995 due to the scheduled increase in the interest rate on the Partnership's bonds from 9.25% in 1995 to 9.50% in 1996.

         Depreciation and amortization expense decreased $12,446, or 3%, to $479,898 for the nine months ended September 30, 1996 as compared to $492,344 for the nine months ended September 30, 1995 due to a decrease in the amortization of the net bond premium and discount in 1996.

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

         Net cash provided by operating activities of $727,518 for the nine months ended September 30, 1996 is comprised of (i) a net loss of $161,393,

(ii) non-cash adjustments of $479,898 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $409,013.

         Net cash provided by operating activities of $658,201 for the nine months ended September 30, 1995 is comprised of (i) a net loss of $118,398 (ii) non-cash adjustments of $492,344 for depreciation and amortization expense and
(iii) a net change in operating assets and liabilities of $284,255.

         Net cash used in investing activities of $88,353 for the nine months ended September 30, 1996 is comprised of capital expenditures for property improvements.

         Net cash used in investing activities of $49,398 for the nine months ended September 30, 1995 is comprised of capital expenditures for property improvements.

         Net cash used in financing activities of $146,328 for the nine months ended September 30, 1996 is comprised of cash distributions to partners.

         Net cash used in financing activities of $149,825 for the nine months ended September 30, 1995 is comprised of cash distributions to partners.

PART II - OTHER INFORMATION

Item 6.  Reports on Form 8-K

         (b) No reports on form 8-K were filed during the quarter covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  November 8, 1996                       CONCORD MILESTONE PLUS, L.P.
       --------------------                   ----------------------------
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