Form 10-K405
period 1996-12-31
CONCORD MILESTONE PLUS L P
filed 1997-03-28
CIK 808460

                                                              Exhibit Index p.29
                                                         Exhibits begin p. (n/a)
                                                                 Total pages: 48

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                           OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1996
                        Commission file number 000-16757

                          CONCORD MILESTONE PLUS, L.P.
             (Exact name of registrant as specified in its charter)

DELAWARE                                              52-1494615
(State or other jurisdiction of                     (IRS Employer
incorporation or organization                      Identification No.)


5200 TOWN CENTER CIRCLE, 4TH FLOOR
BOCA RATON, FLORIDA                              33486
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code             (561) 394-9260

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


Yes  X    No
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
The Class A and Class B Interests are not traded on any established public trading market.

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

                The amount of revenues attributable to the Searcy Property, the Valencia Property and the Green Valley Property (collectively, the "Properties") from tenants not affiliated with the Partnership was (i) $409,186, $1,354,547 and $1,196,679, respectively, for the fiscal year ended December 31, 1996; (ii) $441,239, $1,388,592 and $1,204,137, respectively, for the fiscal year ended December 31, 1995; and (iii) $419,757, $1,427,475 and $1,291,654, respectively, for the fiscal year ended December 31, 1994.

                See Item 2, "Properties", of this Report for additional information as to the Properties, including a description of the competitive conditions affecting them.

Employees

     The Partnership employs six people at the Green Valley Property and one person at the Searcy Property who provide general maintenance and security services. Milestone Property Management, Inc., an affiliate of the General Partner, provides all management services for the Partnership and is reimbursed annually for its cost of administrative services provided to the Partnership, including the pro rata cost of personnel. Aside from its officers, the General Partner has no employees. See Item 11, "Compensation", of this Report.

Item 2.  Properties.

     The Properties consist of three shopping centers: the Searcy Property, the Valencia Property and the Green Valley Property. For the purposes of this section, the following is a glossary of terms:

                a. Occupancy rate - the rate of the actual leased area (square footage) to gross leasable area (square footage) as of the end of the fiscal year (December 31).

                b. Leasable area - The area (square footage) for which rent can be charged.

                c. Average effective annual rental per square foot - The average rental rate received per square foot of leased space taking rental concessions and discounts into consideration.

Bond Mortgages

                Each of the Properties is subject to a note together with a related first mortgage or deed of trust on that Property in principal amount up to 65% of the Partnership's purchase price of that Property (a "Bond Mortgage"), which was granted by the Partnership to United States Company of New York, as

trustee (the "Trustee") (or, in the case of a deed of trust, to a deed of trustee for the benefit of the Trustee) for the benefit of the holders of the Partnership's Escalating Rate Collateralized Mortgage Bonds due November 30, 1997 (the "Bonds") (see item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion). The aggregate principal amount of Bonds outstanding as of March 15, 1997 was $16,452,000 and the Bonds are cross collateralized by all three properties. As of that date, the principal amount of the Bond Mortgages, on the Searcy Property, the Valencia Property and the Green Valley Property were $2,632,500, $7,523,500 and $6,296,000, respectively.

                The Bonds bear interest, payable semi-annually, from the date of issuance at annual rates increasing from 8.15 percent to 10 percent (10 percent, 9.50 percent and 9.25 percent at December 31, 1996, 1995 and 1994, respectively) and mature on November 30, 1997. The Bonds have an effective interest rate of
9.66 percent. Pursuant to the Indenture pursuant to which the Bonds were issued, the Bonds are subject to early redemption (at 101 percent of the principal amount through May 31, 1997, and thereafter without any premium) under certain circumstances. The holders of the Bonds have a first lien on the Properties through the Bond Mortgages. The bond discount is amortized using the effective interest method.

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

                The Searcy Property is situated on the west side of Front Street, just west of U.S. Route 64, 67 and 167, and the south side of State Route 36 (Race Avenue). The Searcy Property is part of a two-mile stretch of commercial development along Race Avenue that is the main shopping area for the city, county and surrounding areas. Searcy's marketing area includes all of White County and portions of surrounding counties. Town and Country Plaza comprises the major portion of this main shopping area. Race Avenue is improved with strip shopping centers, car dealerships, fast food franchises, motels, restaurants, gas stations, banks, a hospital, a vocational-technical school and free-standing commercial businesses.

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

                Description. The Searcy Property, which was completed in July 1985, is a one-story masonry and steel building whose exterior is painted concrete block with masonry, brick and glass fronts. The Searcy Property contains 78,436 gross leasable square feet containing 9 units. The entire Town and Country Plaza has parking for 970 cars of which approximately 570 parking spaces are allocated to the Searcy Property.

                Operating and Tenant Information. As of March 15, 1997, there were 9 tenants (including two anchor tenants) and no vacancies at the Searcy Property. The occupancy rate was 92.9%, 95.5%, 100%, 90.9% and 100% for 1996, 1995, 1994, 1993 and 1992, respectively. The average effective annual rental per square foot was $5.03, $5.15, $5.46, $6.05, and $5.82 for 1996, 1995, 1994, 1993
and 1992, respectively.

                 The two anchor tenants, a J.C. Penney department store and a Stage Store ("Stage"), occupy 10% or more of the gross leasable area of the Searcy Property. J.C. Penney, a clothing and apparel department store, occupies 39,396 square feet or 50.2% of the gross leasable area of the Searcy Property. Stage, a clothing and apparel store, occupies 15,600 square feet or 19.9% of the gross leasable area of the Searcy Property. The principal provisions of the leases with these anchor tenants are summarized below.

                J.C. Penney operates its department store under a lease that commenced October 2, 1985, as amended on November 5, 1996, and expires December 31, 2007, subject to eight five-year renewal options exercisable by J.C. Penney. On November 5, 1996, the lease was amended, to allow for J.C. Penney's expansion. Effective January 1, 1997, pursuant to the amendment, the December 31, 2007 expiration date will be changed to be 10 years from the time the expanded store is open for business. The expansion includes 12,902 square feet of additional land, which includes 5,600 square feet of pad space previously occupied by smaller tenants. In 1997, J.C. Penney plans to build on the 7,302 square feet of unoccupied land. The additional base rent due to the expansion is $40,000 and, beginning January 1, 1997, the annual minimum rent is $205,600 ($5.21 per square foot). The lease provides for annual percentage rent equal to 1.5% of the tenant's gross receipts in excess of $11,820,004. The total rent received from J.C. Penney in 1996 was $165,600. In addition, J.C. Penney is required to reimburse the Partnership (as an offset against percentage rent) a pro rata share of any increases in real estate taxes over the highest tax paid by the Partnership during any of the first three years of operation. J.C. Penney is also required to reimburse the Partnership for common area maintenance expenses in annual amounts per square foot of tenant space as follows: $0.20 for years 1-5, $0.25 for years 6-10, $0.30 for years 11-15, $0.35 for years 16-20 and $0.50 during the option periods. J.C. Penney is required to maintain comprehensive public liability insurance of not less than $1,000,000 per occurrence of bodily injury or death and not less than $100,000 per occurrence for property damage.

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

                Stage operates its store under a lease that expires July 30, 2001, subject to three five-year renewal options exercisable by Stage. The annual minimum rent is $81,900 ($5.25 per square foot). In addition, the lease provides for percentage rent equal to 3% of gross annual sales in excess of $2,600,000. The total rent received from Stage in 1996 was $81,900. Stage is required to reimburse the Partnership a pro rata share of real estate taxes and insurance costs subject to a maximum of $6,240 for real estate taxes and $1,248 for insurance costs in any lease year. Stage is also required to reimburse the Partnership to a maximum of $3,120 for a share of the expenses of maintaining the common areas.

                The other seven tenants at the Searcy Property provide a variety of goods and services, including furniture, family shoes, ladies apparel and jewelry. These leases have varying original lease terms ranging from 1 to 14 years and provide for annual minimum rents aggregating $126,153 and ranging from $6.00 per square foot to $9.00 per square foot (a weighted average of $7.22 per square foot). Most of the leases contain provisions for additional rent calculated as a specified percentage of the tenant's gross receipts above fixed minimum amounts and for reimbursement of all or a portion of the tenant's pro rata share of real estate taxes, insurance and common area maintenance expenses. Three tenants leasing an aggregate of 6,320 square feet are on month to month rental agreements.

                The following table shows selected lease expiration information for the Searcy Property (assuming no renewals or cancellations):

                                                                     % of Total
                                            Gross          1997         1997
              Year of       Number of      Leasable       Annual       Annual
            Expiration       Leases          Area        Minimum      Minimum
             of Lease       Expiring      (Sq.Ft.)         Rent         Rent

           ------------  -------------    ---------   -------------   --------
                1997            3          6,320          37,920        9.2%
                1998            1          2,867          24,513        5.9%
                1999            1          3,600          21,600        5.2%
                2000            1          5,973        (1)             ---
                2001            2         20,280         124,020       30.0%
                2007            1         39,396         205,600       49.7%
                ----            -         ------         -------      ------
                Total           9         78,436         413,653      100.0%
                                =         ======         =======      ======

             (1) This tenant currently pays 4% of gross sales in lieu of all rental obligations

                Real estate taxes on the Searcy Property are based on a tax rate of 3.41% of assessed valuation. The current assessed valuation of the Searcy Property is approximately $754,000 and real estate taxes for 1996 are approximately $26,000. Real estate taxes are subject to increases in the future that may result from reassessment and/or increases in the tax rate.

                The Partnership's adjusted federal income tax basis for the Searcy Property is approximately $3,311,000 of which $430,000 is allocated to land and $2,881,000 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 to 12 years using the straight-line method of cost recovery. In the opinion of the General Partner, the Searcy Property is adequately insured.

Old Orchard Shopping Center
Valencia, California

                Location. The Valencia Property, named the Old Orchard Shopping Center, is situated on an approximately 9.94-acre parcel that has frontages on Lyons Avenue and Orchard Village Road in the town of Valencia, California. Valencia is located in the Santa Clarita Valley in Los Angeles County, approximately 35 miles north of Los Angeles. Old Orchard Shopping Center is located on the northwest corner of Lyons Avenue and Orchard Village Road in a heavily developed commercial area. Lyons Avenue is improved with shopping centers, fast food restaurants, housing developments and free standing convenience stores. The surrounding area is densely populated with apartments, condominiums and single family residences.

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

                In 1996, a 78,000 square foot shopping center opened on Old Orchard Street across from the Valencia Property. This center includes a 46,000 square foot Ralph's Supermarket, a 16,000 square foot drugstore and 16,000 square feet of smaller stores. This shopping center has had an adverse impact on tenant sales but it has not materially adversely affected the occupancy rate at the Valencia Property.

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

                Operating and Tenant Information. As of March 15, 1997 there were 20 tenants (including two anchor tenants) and two vacancies at the Valencia Property. The occupancy rate was 97.1%, 100%, 93.5%, 100%, and 97.1% in 1996,
1995, 1994, 1993, and 1992, respectively. The average effective annual rental per square foot was $11.01, $10.15, $10.67, $10.62, $10.98 for 1996, 1995, 1994,
1993, and 1992, respectively.

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

                Lucky Stores operates under a lease that commenced on July 1, 1986 and expires June 30, 2006, subject to four five-year renewal options exercisable by Lucky Stores. The annual base rent is $300,000 per year ($9.42 per square foot). The lease also provides for percentage rent equal to 1.25% of gross annual sales in excess of $38,000,000, less amounts paid by Lucky Stores for property taxes and assessments and insurance premiums. The total rent received from Lucky Stores in 1996 was $300,000. If the Valencia Property is occupied or used for specified, prohibited purposes, the percentage used in calculating percentage rent will be reduced to an amount not less than 0.625%. Lucky Stores is required to reimburse the Partnership for a pro rata share of real estate taxes, insurance and common area maintenance expenses (but Lucky Stores' consent is required for any single expenditure regarding the maintenance, insurance and lighting of the Property in excess of $5,000). Lucky Stores has the right to assign or sublet the lease.

                Thrifty operates under a lease that commenced on March 25, 1965 and expires May 31, 2005, subject to four five-year renewal options exercisable by Thrifty. Rent is payable monthly in an amount equal to 3% of the tenant's gross sales for the previous month, but not less than $45,000 annually. The total rent received from Thrifty in 1996 was approximately $137,000. Thrifty is entitled to remodel its premises at any time, at its owns expense, in which event it will have the right to withhold one half of the rent payable in any one full calendar year in excess of the rent paid during the year immediately preceding the completion of the remodeling, until it has withheld its cost of remodeling, but not more than $300,000. Thrifty is not required to reimburse the Partnership for any real estate taxes or operating expenses. Thrifty may not sublet or assign its space without prior written consent of the Partnership, except to one of its affiliates.

                The other 18 stores in the Old Orchard Shopping Center are leased to tenants providing a variety of goods and services, including automotive, fast food, gourmet food, apparel, banking, hardware, specialty gifts, beauty supplies, dry cleaning and hairstyling. These leases have varying original lease terms ranging from 3 to 35 years and provide for annual minimum rents aggregating $760,166 and ranging from $7.24 per square foot to $27.82 per square foot (a weighted average of $15.07 per square foot). Many of the leases contain provisions pursuant to which the Partnership is entitled to participate in specified percentages of tenant's gross receipts above fixed minimum amounts and to receive reimbursement for the tenant's pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance expenses. In addition, many of the leases provide that after the lease expires the tenant may continue to occupy the space subject to the existing lease, except that annual minimum rent will increase by 25% to 50%.

                The following table shows selected lease expiration and vacancy information for the Valencia Property (assuming no renewals or cancellations):

                                                            % of Total
                                         Gross     1997        1997
             Year of      Number of    Leasable   Annual      Annual
          Expiration        Leases        Area    Minimum    Minimum
            of Lease       Expiring    (Sq.Ft.)    Rent       Rent
          ------------  -------------  --------- ---------- ----------
                1997           2          1,800     41,524    3.8%
                1998           6         17,062    277,886   25.1%
                1999           3          6,700    114,323   10.3%
                2000           3         11,880    115,773   10.5%
                2002           2          3,700     84,750    7.7%
                2005           3         27,429    170,910   15.5%

                2006           1         31,842    300,000   27.1%
             vacancies        -           3,000    -            -
                             ---        -------  ---------  -----
                Total         20        103,413  1,105,166  100.0%
                              ==        =======  =========  =====

                The Valencia Property is subject to real estate taxes at the rate of 1.41% of assessed valuation. The current assessed valuation of the Valencia Property is $8,786,000 and the total tax for 1996 on the Valencia Property is approximately $124,000. Real estate taxes are subject to increases in the future that may result from reassessment and/or increases in the tax rate.

                The Partnership's adjusted federal income tax basis for the Valencia Property is approximately $11,237,000 of which $6,500,000 is allocated to land and $4,737,000 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery. In the opinion of the General Partner, the Valencia Property is adequately insured.

Green Valley Mall
Green Valley, Arizona

                Location. The Green Valley Property, a mall complex known as the Green Valley Mall, is situated on an approximately 21.31-acre parcel in the Town of Green Valley, Arizona. It has frontages on Interstate 19 and Esperanza Boulevard, with additional access from La Canada Road. Green Valley is a planned adult community located in Pima County in the Santa Cruz River Valley approximately 25 miles south of Tucson. Green Valley has a number of hotels and office buildings, a community center and three 18 hole golf courses. The Green Valley Property is located at the intersection of Interstate 19 and Esperenza Boulevard and serves Pima County, as well as Santa Cruz County to the south.

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

                Description of the Property. Green Valley Mall is an open-air shopping complex originally built in the 1960's and expanded at various times throughout the 1970's and 1980's. The shopping center is comprised of several buildings, including some that are free standing, totaling 194,000 gross leasable square feet (adjusted by 1,550 square feet representing the mall office and maintenance space). The exterior construction is a combination of adobe block, split face black and painted concrete block. The mall has approximately 850 parking spaces.

                Operating and Tenant Information. As of March 15, 1997, there were 73 tenants (including three anchor tenants) and 7 vacancies at the Green Valley Property. The anchor tenants are an ABCO Supermarket (the only tenant that occupies 10% or more of the gross leasable area of the Green Valley Property), an Ace Hardware store, and Beall's Outlet. The occupancy rate was 90.2%, 92.0%, 85.4%, 82.8% and 80.0% for 1996, 1995, 1994, 1993, and 1992,
respectively. The average effective annual rental per square foot was $5.56, $5.31, $5.56, $5.81 and $5.44 for 1996, 1995, 1994, 1993, and 1992,
respectively.

                ABCO Supermarket occupies 38,983 square feet or 20.09% of the gross leasable area of the Green Valley Property. The principal provisions of the lease with this anchor tenant are summarized below.

                ABCO Supermarket operates its store under a lease that expires July 31, 1999, subject to five five-year renewal options exercisable by ABCO Supermarket. The annual base rent is $68,060 ($1.75 per square foot). The lease provides for annual percentage rent equal to 1% of annual gross sales in excess of $4,000,000. The total rent received from ABCO Supermarket in 1996 was $90,560. The tenant is required to reimburse the Partnership a pro rata share of real estate taxes and common area maintenance expenses and is required to maintain liability insurance of not less than $300,000 for personal injury or death of any one person, $500,000 for injury or death of any number of persons in any one incident, and $100,000 for damage to property resulting from any one incident. ABCO Supermarket may not sublet the space or assign the lease without the Partnership's consent.

                The other 72 tenants in the mall provide a wide variety of retail goods and services, including fast food, apparel, hair styling, insurance, books, specialty gifts, mortgage services, accounting, greenery, printing, and banking. These leases have varying original lease terms ranging from 1 to 4 years and provide for payment of annual minimum rents aggregating $981,966 and ranging from $.78 per square foot to $15.75 per square foot (a weighted average of approximately $6.99 per square foot). Some of the leases contain provisions pursuant to which the Partnership is entitled to participate in a specified percentage of the tenant's gross receipts above fixed minimum amounts. Most of the leases require the tenant to reimburse the Partnership for all or some portion of the tenant's pro rata share of operating expenses including real estate taxes, insurance and common area maintenance expenses.


                The following table shows selected lease expiration (assuming no renewals or cancellations) and vacancy information:
                                                                   % of Total
                                            Gross        1997         1997
              Year of        Number of    Leasable      Annual       Annual
            Expiration        Leases         Area       Minimum     Minimum
             of Lease        Expiring      (Sq.Ft.)      Rent         Rent
           ------------    -----------   ----------   ---------    ----------
                1997            16           33,661     200,136      19.1%
                1998            20           30,814     175,632      16.7%
                1999            16           55,473     210,417      20.0%
                2000             8           23,343     235,776      22.5%
                2001             9           25,506     143,453      13.7%
                2002             3            7,091      66,237       6.3%
                2003             1            3,675      18,375       1.7%
            vacancies           -            14,437     -               -
                                --          -------   ---------     -----
                Total           73          194,000   1,050,026     100.0%
                                ==          =======   =========     ======

                Although 71% of the current leases expire in the next three years, the General Partner believes that it will be successful in either renewing these leases or originating new leases for these spaces. However, no assurance can be given that the Partnership will be successful at this, and if so, whether the terms of the leases will be advantageous to the Partnership.

                Real estate taxes on the Green Valley Property are based on a primary tax rate of 7.41% per $100 of assessed value and a secondary tax rate of 4.10% per $100 of assessed value. The Green Valley Property is currently assessed at $1,254,000 for purposes of the primary rate and $1,256,000 for purposes of the secondary rate. Real estate taxes for 1996 are approximately $144,000. Real estate taxes are subject to increases in the future that may result from reassessment and/or increases in the tax rate.

                The Partnership's adjusted federal income tax basis for the Green Valley Property is approximately $9,669,000, of which $5,100,000 is allocated to land and $4,569,000 to the buildings and improvements. For financial statement purposes, the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery. In the opinion of the General Partner, the Green Valley Property is adequately insured.

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

Item 3.         Legal Proceedings

                None

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

                (b) As of March 4, 1997, 1,518,800 Class A Interests and 2,111,072 Class B Interests were held by approximately 1,363 and 1,438 holders, respectively.

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

                During its two most recent fiscal years, the Partnership has made the following cash distributions with respect to the Class A Interests:

                                            Amount of             Portion
                  Distribution            Distribution        Representing
                   With Respect           Per 100 Class        a Return of
                To Quarter Ended:        A Interests (1)        Capital (2)
                -----------------        ---------------      -------------

                March 31, 1996               $3.29                $3.29

                June 30, 1996                $3.29                $3.29
                September 30, 1996           $3.06                $3.06
                December 31, 1996            $3.30                $3.30

                March 31, 1995               $3.29                $3.29
                June 30, 1995                $3.29                $3.29
                September 30, 1995           $3.29                $2.74
                December 31, 1995            $3.28                $3.28
----------------------------------

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

                (b) The net (loss) income per 100 Class A Interests has been calculated by dividing the net (loss) income for the period by the average number of Class A Interests outstanding for the period and multiplying that quotient by 100.

                (c) Distributions have been allocated based upon the dates that Class A Interests were issued. Distributions with respect to each fiscal quarter of the Partnership are paid 60 days following the end of that fiscal quarter. No distributions were paid with respect to Class B Interests.

               (d) Return of Capital is defined as distributions in excess of net income.

                         CONCORD MILESTONE PLUS, L.P.

                                                      (A Limited Partnership)
                                                      Selected Financial Data

                                                            For Year       For Year      For Year          For Year      For Year
                                                             Ended          Ended          Ended            Ended         Ended
                                                          December 31,   December 31,   December 31,     December 31,  December 31,
                                                              1996           1995          1994              1993           1992
                                                          ------------  -------------   ------------     ------------  -------------
Operating Statement Data:
Revenue                                                     $3,009,663     $3,061,279     $3,156,657       $3,106,835   $3,194,233
Net (loss) income                                             (238,119)      (307,810)    (1,317,075)      (1,225,028)    (225,900)

Balance Sheet Data:
Total assets                                               $22,086,775    $22,537,617    $23,005,298      $24,386,240  $26,125,939
Long term debt                                              16,473,060     16,425,967     16,334,737       16,217,540   16,071,155
Total liabilities                                           16,877,282     16,893,481     16,853,645       16,717,506   16,632,859

Statement of Partners' (Deficit) Capital:
     General Partner                                          ($70,470)      ($66,124)      ($61,049)        ($45,878)    ($27,635)
     Class A Interests                                       5,279,963      5,710,260      6,212,702        7,714,612    9,520,715
     Class B Interests                                               0              0              0                0            0
     Total                                                   5,209,493      5,644,136      6,151,653        7,668,734    9,493,080

Per  100 Class A Interests (a):
     Net (loss) income (b):

          First quarter                                         ($3.71)        ($3.29)        ($4.79)          ($4.06)      ($3.17)
          Second quarter                                         (3.56)         (5.06)         (5.88)           (5.75)       (5.45)
          Third quarter                                          (3.35)          0.55           2.37            (5.26)       (5.80)
          Fourth quarter                                         (5.05)        (12.47)        (78.42)          (65.59)       (0.45)
     Distributions (c):
          First quarter                                          $3.29          $3.29          $3.26            $9.44       $10.25
          Second quarter                                          3.29           3.29           3.26             7.85         8.27
          Third quarter                                           3.06           3.29           3.26             8.79         8.17
          Fourth quarter                                          3.30           3.28           3.26             3.26        12.99
     Return of Capital (d):
          First quarter                                          $3.29          $3.29          $3.26            $9.44       $10.25
          Second quarter                                          3.29           3.29           3.26             7.85         8.27
          Third quarter                                           3.06           2.74           0.89             8.79         8.17
          Fourth quarter                                          3.30           3.28           3.26             3.26        12.99

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

                A portion of the total proceeds from the sale of Units was used to acquire three shopping centers, the Searcy Property, the Valencia Property, and the Green Valley Property, which carry mortgages of $2,632,500, $7,523,500 and $6,296,000, respectively. There were no principal repayments through December 31, 1996. New borrowings to purchase property amounted to approximately $14,478,000 and $481,000 during 1988 and 1987, respectively. There have been no additional borrowings to acquire property.

                The Partnership has an agreement with Milestone Property Management, Inc. ("MPMI"), an affiliate of the General Partner, to provide management services to the Partnership's properties. In addition, MPMI is responsible for leasing space at the properties and actively monitors all vacancies to ensure the highest occupancy rate possible.

                All leasing is performed by MPMI and the terms of the leases are negotiated on a lease by lease basis. The Partnership does not have a set policy regarding discounts and rental concessions; however, late in 1994 the Partnership began to give rental concessions and discounts more frequently in order to increase occupancy. In 1996, most new leases included some form of rental concession or discount. The total amount of rental concessions and discounts given to tenants in 1996 was approximately $57,000. For the period ended March 15, 1997, the total amount of rental concessions and discounts given to tenants for new leases was approximately $21,000.

Changes in Competitive Conditions

Searcy Property

                Over the past few years, the Searcy Property has been experiencing difficulties stemming from the relocation of the adjacent Wal-Mart (which is under separate ownership) in 1992. In 1994, the Partnership found it necessary to negotiate rent reductions on lease renewals (approximately 25% in some instances) in order to prevent vacancies. However, over the last two years, this trend has been reversing as tenant sales have increased in 1995 and 1996 as evidenced by the increase in percentage rent revenue.

                Tenant sales increased primarily due to the sale of Beall Ladymon to Specialty Retailer, Inc. (a current tenant) in 1995. The store was completely remodeled and remerchandised, which increased traffic and exposure for the other tenants. In addition, in 1996, the Partnership successfully negotiated an expansion with J.C. Penney, a current tenant, to increase their existing space by 12,902 square feet effective January 1, 1997. J.C. Penney expanded into 5,600 square feet of space previously occupied by smaller tenants in 1996. J.C. Penney has plans to build an expansion on the remaining 7,302 square feet of unoccupied land sometime in 1997. The General Partner believes the 1997 expansion will positively affect the center by increasing traffic for the other tenants. Also adding to the positive traffic flow at the center is the leasing of the former Wal-Mart store. Utilizing this space is a Books-A-Million, a discount book store with a coffee shop and card store. The General Partner believes that this bookstore will be an excellent draw to the center. Based on these factors, the General Partner believes that the Partnership may gradually increase rents as leases are renewed or originated.

Valencia Property

                The Valencia Property has a number of competing shopping facilities within the immediate area. In the spring of 1996, a 78,000 square foot shopping center opened on Old Orchard Street across from the Valencia Property. This center includes a 46,000 square foot Ralph's Supermarket, a 16,000 square foot drugstore and 16,000 square feet of smaller stores. This shopping center had an adverse impact on tenant sales as evidenced by a drop in percentage rent revenue in 1996 but it has not materially adversely affected the occupancy rate at the Valencia Property.

                On January 17, 1994, the Valencia Property sustained damage resulting from an earthquake that occurred in Southern California. Proceeds from the related insurance claim totaled $587,333 and the Partnership had incurred and paid repairs and expenses for this amount as of December 31, 1995. The General Partner believes that the repairs at the Valencia Property have had a positive impact on the center. The remodeling of the fascia canopy and center lighting have given the center a more contemporary look.

Green Valley Property

                Over the past few years, the Green Valley Property has been experiencing leasing problems in the face of an increasingly difficult and over built market. The strong competition combined with the limited trade area required capital improvements in 1994 and 1995 (such as canopies, painting, new signage and general appearance) in order to attract new tenants and maintain the existing tenants. During 1995, to maintain occupancy, the Partnership had to negotiate rent reductions on lease renewals and had to lower the average effective rental on new leases. All these factors have had a positive effect on the leasing activity at the mall in 1996. New tenants have come into the mall and the Partnership has been successful in negotiating several lease renewals. This has allowed the Partnership to maintain the occupancy rate at around 90% throughout the year.

                In 1993 and 1994, the General Partner determined, based on the current market conditions and projected future cash flows that the Green Valley Property had experienced a decline in market value that was other than temporary and recorded a $1,000,000 and $1,085,932, respectively, non-cash charge against earnings to write down the property. In 1996 and 1995, in accordance with SFAS No. 121, "Accounting for Impairment for Long-Lived Assets" (issued March 1995), the General Partner determined that an additional write down was not necessary based on the projected future cash flows of the Property.

                The General Partner continues to aggressively manage and promote the Partnership's properties in order to position them to capitalize on any opportunities which may arise in the future.

Results of Operations

Comparison of Year Ended December 31, 1996 to 1995.

                Revenues of the Partnership decreased $51,616, or 1.69%, to $3,009,663 in 1996 from $3,061,279 in 1995 primarily due to the net effect of the following:

                (1) Searcy Property - A decrease in revenues at the Searcy Property of $32,053, or 7.26%, to $409,186 in 1996 from $441,239 in 1995. Revenues declined in 1996 primarily as a result of the drop in the occupancy rate to 92.9% in 1996 from 95.5% in 1995. The drop in occupancy was due to leaving certain spaces vacant in order to accommodate J.C. Penney's expansion.

                (2) Valencia Property - A decrease in revenues at the Valencia Property of $34,045, or 2.45%, to $1,354,547
                           in 1996 from $1,388,592 in 1995. Revenues declined in 1996 primarily as a result of a decrease in percentage rent revenue of approximately $36,000 due to decreased tenant sales.

                (3) Green Valley Property - A decrease in revenues at the Green Valley Property of $7,458, or .62% to $1,196,679 in 1996 from $1,204,137 in 1995. Revenues declined in 1996 primarily due to the net effect of
                           (1) an increase in percentage rent revenue of approximately $23,000 due to increased tenant sales,
                           (2) a decrease in reimbursed revenue of approximately $31,000 due to decreased management and property expenses in 1996.

                (4) Other Income - A decrease in interest income of approximately $8,500 earned on the Partnership's money market account in 1996.

                Property operating expenses decreased $110,067, or 10.79%, to $909,978 in 1996 from $1,020,045 in 1995 primarily due to the net effect of the following:

                (1) Searcy Property - A decrease in management and property expenses at the Searcy Property of $6,028, or 6.54%, to $86,168 in 1996 from $92,196 in 1995.
                           Management and property expenses declined in 1996 primarily as a result of a general decrease in operating expenses in 1996.

                (2) Valencia Property - A decrease in management and property expenses at the Valencia Property of $29,294, or 9.90%, to $266,470 in 1996 from $295,764 in 1995. Management and property expenses declined in 1996 primarily due to a decrease in insurance expense of approximately $18,000 due to a lower premium in 1996.

                (3) Green Valley Property - A decrease in management and property expenses at the Green Valley Property of $69,473, or 11.08%, to $557,340 in 1996 from $626,813 in 1995. Management and property expenses declined in 1996 primarily due to (1) a decrease in sales tax expense of approximately $12,000 due to a decrease in the tax rate to 1% in 1996 from 2% in 1995, (2) a decrease in repairs and maintenance of approximately $23,000 and (3) a decrease in insurance expense of approximately $14,000 due to a lower premium in 1996.

                Professional fees and other expenses decreased $37,272, or 22.37%, to $129,324 in 1996 from $166,596 in 1995 primarily due to the net effect of (1) a decrease in legal fees of approximately $51,000 due to the settlement in 1995 of a civil rights suit brought against it by a former employee, and (2) an increase in accounting fees of approximately $10,000 due to an increase in audit fees in 1996.

                Interest expense increased $44,557, or 2.92%, to $1,569,795 in 1996 from $1,525,238 in 1995 primarily due to the scheduled increase in the interest rate on the Bond Mortgage from 9.50% in 1995 to 10.0% in 1996.

                Depreciation and amortization expense decreased $18,525, or 2.82%, to 638,685 in 1996 from $657,210 in 1995 primarily due to the net effect of (1) an increase in depreciation expense of approximately $27,000 due to building improvement expenditures in 1996, and (2) a decrease in amortization expense of approximately $46,000 due to a decrease in the amortization of the net bond premium and discount in 1996.

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

                    (iv) a decrease in common area maintenance of approximately $40,000 due to the fact that the Partnership decided not to bill certain items to the tenants in 1995 that were billed in 1994 and due to a decrease in common area maintenance expenses in 1995, and

                    (v) a decrease in insurance reimbursements of approximately $3,000 due to a lower insurance premium in 1995, and

                (4)        Other Income - a general increase in interest income

                           of approximately $10,000 earned on the Partnership's money market account in 1995.

                Property operating expenses decreased $64,220, or 5.9%, to $1,020,145 in 1995 from $1,084,365 in 1994 primarily due to the net effect of the following:

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

                Professional fees and other expenses increased $41,160, or 32.8% to $166,496 in 1995 from $125,336 in 1994 primarily due to the net effect of the following:

                (1) An increase in legal fees of approximately $55,000 due to the settlement in 1995 of a civil rights suit brought against it by a former employee, and

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

Liquidity and Capital Resources

                The Bonds mature on November 30, 1997, at which time the outstanding principal balance of $16,452,000 will be due. The Partnership has not yet obtained any commitments for refinancing and has not entered into any agreements to sell any of the Properties.

                The partnership is currently seeking to refinance the Properties and Tristone Mortgage Company ("Tristone"), an affiliate of the General Partner, is assisting the Partnership, without compensation, in obtaining suitable refinancing. In the event that a refinancing sufficient to satisfy the Bonds appears unlikely, the General Partner will attempt to sell one or more of the Properties. The General Partner believes that the Partnership will be able to obtain adequate proceeds from a refinancing or sale of the Properties, or a combination of the two, to enable the Partnership to satisfy the Bonds on or prior to their maturity. Nevertheless, there can be no assurance the Partnership will be able to raise sufficient proceeds through a refinancing or sale prior to the Bond maturity date, or that the terms of any such refinancing or sale will be attractive to the Partnership. In the event that the Partnership is unable to raise adequate funds to satisfy the Bonds at maturity, there is a risk of foreclosure under the Bond Mortgages.

                Assuming that the Partnership is able to raise sufficient funds to satisfy the Bonds on or before November 30, 1997, the General |Partner believes that the Partnership will have sufficient working capital to meet its operating requirements through the next 12 months. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Properties, as well as market and other conditions beyond the control of the Partnership, the possibility exists that cash flow deficiencies may occur. There are currently no material commitments for capital expenditures.

                Net cash provided by operating activities of $400,756 for the year ended December 31, 1996 included a (i) net loss of $238,119, (ii) adjustment of $638,685 for depreciation and amortization, and (iii) a net change in operating assets and liabilities of $190.

                Net cash provided by operating activities of $284,611 for the year ended December 31, 1995 included a (i) net loss of $307,810, (ii) adjustments of $657,210 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $64,789.

                Cash used in investing activities of $96,984 for the year ended December 31, 1996 included capital expenditures for building improvements at all three properties.

                Cash used in investing activities of $210,052 for the year ended December 31, 1995 included capital expenditures for building improvements at the Valencia Property and the Green Valley Property.

                Cash used in financing activities of $196,524 for the year ended December 31, 1996 included cash distributions to partners.

                Cash used in financing activities of $199,707 forthe year ended December 31, 1995 included cash distributions to partners.

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

                None.

                                   PART III

Item 10.      Directors and Officers of the Registrant.

              The names, offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

                              Has Served As a
                              Director and/or
        Name           Age    Position Held      Officer Since (1)
---------------------  ---  ------------------   --------------------
Leonard S. Mandor (3)  50       President          Inception (2)
                                and Director

Robert A. Mandor (3)   44       Vice President     Inception
                                and Director

Harvey Shore           51       Vice President     December 24, 1987

Joan LeVine            46       Treasurer/         Inception
                                Secretary          October 1, 1988

----------------------------------

              (1) Each director and officer of the General Partner and CMP Beneficial Corp. will hold office until the next annual meeting of the General Partner and CMP Beneficial Corp.

                    and until his successor is elected and qualified.

              (2) The General Partner was incorporated on December 12, 1986 and CMP Beneficial Corp. was incorporated on December 18, 1986.

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

              JOAN LeVINE (f/k/a Joan Maisano), joined Concord in 1984 and is Vice President, Treasurer and Controller. She also serves as a Senior Vice President and Treasurer of Milestone Properties, Inc. Ms. LeVine is a certified public accountant and is a member of the American Institute of Certified Public Accounts.

              On February 2, 1995, the Securities and Exchange Commission filed a civil complaint against Concord in the United States District Court for the District of Columbia in connection with the proxy solicitation conducted with respect to the merger of Concord Milestone Income Fund, L.P. and Concord Milestone Income Fund II, L.P. into a publicly held corporation, Milestone Properties, Inc., in 1990. The complaint alleged that Concord (of which Leonard and Robert Mandor are the owners and are officers and directors) violated the anti-fraud provisions of the Securities Exchange Act of 1934 through the forgery of investors' signatures on proxy cards and further alleged that Concord failed to provide certain investors in the affected partnerships with lists of partners, as required under the proxy rules. In April, 1995, Concord consented, without admitting or denying the Commission's allegations, to the entry of a final judgment ordering it to pay a civil penalty of $500,000 and enjoining it from violating Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-7 thereafter.

Compliance with Section 16(a) of the Exchange Act.

              Based on the General Partner's review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during 1996.

Item 11.      Compensation.

              During 1996, the Partnership paid or accrued:

                (i) Pursuant to the Partnership Agreement, $1,965 to the General
                    Partner as a distribution of distributable cash flow (See
                    Item 5 "Market for Registrant's Units and Related Security Holders Matters" of this Report for a description of distributable cash flow).

               (ii) $25,000 to Milestone Property Management, Inc. ("MPMI"), an
                    affiliate of the General Partner, for administrative services rendered to the Partnership. Pursuant to an agreement between MPMI and the Partnership, the Partnership reimburses MPMI for administrative services provided to the Partnership, such as payroll, rent, supplies and utilities, in an amount equal to $25,000 per year.

          (iii) $107,007 to MPMI for property management fees for the fiscal year ended December 31, 1996. Pursuant to the management agreement between the Partnership and

                    MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant property for which MPMI performs leasing services, 3 percent for multiple tenant property for which MPMI does not perform leasing services and 1 percent for single tenant property. The management fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization;
                    (iii) income derived from interest on investments, security deposits utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes;
                    (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.

              No officer, director, or employee of the General Partner received any direct compensation from the Partnership during the fiscal year ended December 31, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

              (a) The General Partner does not know of any beneficial owner of five percent or more of the issued and outstanding Class A Interests. The General Partner knows of only one owner of five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of March 4, 1997:


                                  Amount and
                                  Nature of     Percent
 Title       Name and Address of  Beneficial    of
of Class     Beneficial Owner     Ownership     Class
---------    ------------------   -----------   -------

Class B      The Guardian Life      572,292*    27.1%
Interests    Insurance Company
             of America
             203 Park Avenue South
             New York, NY  10003

-----------------------

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

              The number of shares of stock, no par value, of Concord (which is the parent of the General Partner) beneficially owned by all directors of the General Partner and CMP Beneficial Corp. and all directors and officers of the General Partner and CMP Beneficial Corp. as a group as of March 4, 1997 is set forth in the following table:

                          Amount and
                          Nature of       Percent
 Name of Beneficial       Beneficial        of
(1) Beneficial Owner      (2) Ownership  (3) Class
-----------------         ------------   ----------

Leonard S. Mandor             332           83%
Robert A. Mandor               68           17%

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

              (b) No reports of Form 8-K were filed for the three months ended
                  December 31, 1996.

              (c) Exhibits:

                                                                     Location of
                                                                     Exhibit in
                                                                     Sequential
 Exhibit                                                             Numbering
 Number                       Description of Document                System
---------                     -----------------------                ----------
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

 3.5 Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P.
              included as Exhibit 3.5 to the 1987 Form 10-K, which is incorporated herein by reference.

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

10.4 Second Amendment to Management Agreement by and between Concord Milestone Plus, L.P. and Concord Assets Management, Inc. Incorporated herein by reference to
              Exhibit 10.4 of the 1988 Form 10-K.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 24, 1997.

                                  CONCORD MILESTONE PLUS, L.P.
                                  By:   CM PLUS CORPORATION,

                                        General Partner

                                  By:   /s/ Leonard S. Mandor
                                        -----------------------------
                                        Leonard S. Mandor, President

                                  CMP BENEFICIAL CORP.
                                  (Registrant of Beneficial Interests)

                                  By:  /s/ Leonard S. Mandor
                                       -----------------------------
                                       Leonard S. Mandor, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

By:        /s/ Leonard S. Mandor                              March 24, 1997
           -----------------------------------------------
           Leonard S. Mandor
           President (principal executive Officer)
           and Director of CM Plus Corporation and
           CMP Beneficial Corp.

By:        /s/ Robert A. Mandor                               March 24, 1997
           -----------------------------------------------
           Robert A. Mandor
           Vice President and Director of CM Plus
           Corporation and CMP Beneficial Corp.

By:        /s/ Joan LeVine                                    March 24, 1997
           -----------------------------------------------
           Joan LeVine

           Secretary and Treasurer (principal
           financial and accounting officer) of CM
           Plus Corporation and CMP Beneficial Corp.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

                                                                                                                    Page No.
                                                                                                                    --------
1.         Financial Statements:

           a.     Concord Milestone Plus, L.P.

                  1.  Independent Auditors' Report.................................................................. 35

                  2.  Balance Sheets, December 31, 1996 and December 31, 1995....................................... 36

                  3.  Statements of Revenues and Expenses for the Years Ended

                      December 31, 1996, 1995 and 1994.............................................................. 37

                  4.  Statements of Changes in Partners' Capital for the Years

                      Ended December 31, 1996, 1995, 1994........................................................... 38

                  5.  Statements of Cash Flows for the Years Ended December

                      31, 1996,  1995 and 1994...................................................................... 39

                  6.  Notes to Financial Statements................................................................. 40

2.         Financial Schedule:

           a.     Real Estate and Accumulated Depreciation (Schedule III)........................................... 48

           b.     Schedules not filed:

                  All Schedules except Schedule III have been omitted as the required information is not applicable or the information is shown in the financial statements or notes thereto.

                                      34

INDEPENDENT AUDITORS' REPORT

Concord Milestone Plus, L.P.:

We have audited the accompanying balance sheets of Concord Milestone Plus, L.P. (The "Partnership") as of December 31, 1996 and 1995 and the related statements of revenues and expenses, changes in partners' capital and cash flows for the years ended December 31, 1996, 1995, and 1994. Our audits also included the financial statement schedule of real estate and accumulated depreciation. These financial statements and financial statement schedule of real estate and accumulated depreciation are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule of real estate and accumulated depreciation based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1996 and 1995, and the results of its operations, changes in its partners' capital and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule of real estate and accumulated depreciation, when considered in relation to the basic financial statements, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche, L.L.P.
March 19, 1997
New York, New York
                                      35

                         CONCORD MILESTONE PLUS, L.P.

                            (a Limited Partnership)

                                BALANCE SHEETS

                          DECEMBER 31, 1996 and 1995


                                                                                   December 31,        December 31,
                                                                                    1996                1995
                                                                                   -----------         ------------
Property, at cost (Notes 2,4 and 6)

   Building and improvements                                                       $15,359,462         $15,262,476
   Less: accumulated depreciation                                                    4,829,534           4,253,132
                                                                                   -----------         -----------

   Building and improvements, net                                                   10,529,928          11,009,344
   Land                                                                             10,987,034          10,987,034
                                                                                    ----------          ----------

   Total property                                                                   21,516,962          21,996,378
Cash and cash equivalents (Note 2)                                                     326,120             218,872
Accounts receivable                                                                    200,975             168,344
Prepaid expenses                                                                        22,864              32,690
Due from affiliates, net (Note 5)                                                            0              47,879
Other assets, net                                                                       19,854              73,454
                                                                                   -----------         -----------

   Total assets                                                                    $22,086,775         $22,537,617
                                                                                    ==========          ==========

Liabilities:

Bonds payable, net (Notes 2 and 6)                                                  16,473,060          16,425,967
Accrued interest                                                                       137,100             130,246
Accrued expenses and other liabilities (Note 7)                                        255,137             337,268
Accrued expenses payable to affiliates, net (Note 5)                                    11,985                   0
                                                                                    ----------          ----------

   Total liabilities                                                                16,877,282          16,893,481
                                                                                    ----------          ----------

Commitments and Contingencies (Note 11)

Partners' capital (Notes 1 and 3)

   General partner                                                                     (70,470)            (66,124)
   Limited partners:
     Class A Interests, 1,518,800                                                    5,279,963           5,710,260
     Class B Interests, 2,111,072                                                            0                   0
                                                                                   -----------        ------------

   Total partners' capital                                                           5,209,493           5,644,136
                                                                                   -----------        ------------

   Total liabilities and partners' capital                                         $22,086,775         $22,537,617
                                                                                    ==========          ==========



                See Accompanying Notes to Financial Statements

                         CONCORD MILESTONE PLUS, L.P.

                            (a Limited Partnership)

                      STATEMENTS OF REVENUES AND EXPENSES

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               December 31,        December 31,        December 31,
                                                                  1996                1995                1994
                                                               -----------         -----------         -----------
Revenues:

Rent (Note 4)                                                   $2,583,614          $2,573,507          $2,556,754
Reimbursed expenses                                                405,443             455,546             581,112
Interest and other income                                           20,606              32,226              18,791
                                                                ----------          ----------          ----------

   Total revenues                                                3,009,663           3,061,279           3,156,657
                                                                 ---------           ---------           ---------

Expenses:

Interest expense (Note 6)                                        1,569,795           1,525,238           1,484,108
Depreciation and amortization (Note 2)                             638,685             657,210             693,985
Management and property expenses                                   802,971             903,686             950,091
Administrative and management fees to
     related party (Note 5)                                        132,007             141,359             159,274
Professional fees and other expenses                               104,324             141,596             100,342
Write-down of property (Notes 2 and 4)                                   0                   0           1,085,932
                                                                ----------          ----------          ----------

   Total expenses                                                3,247,782           3,369,089           4,473,732
                                                                ----------          ----------          ----------

   Net loss                                                      $(238,119)          $(307,810)        $(1,317,075)
                                                                  ========            ========          ==========


Loss per weighted average
Limited partnership 100 Class A
Interests outstanding                                           $   (15.68)         $   (20.27)       $     (86.72)

                                                                 =========           =========         ===========

Number of limited partnership 100 Class A

Interests outstanding                                               15,188              15,188              15,188
                                                                 =========           =========          ==========











                See Accompanying Notes to Financial Statements

                         CONCORD MILESTONE PLUS, L.P.

                            (a Limited Partnership)

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                                                          General         Class A         Class B
                                                         Total            Partner        Interests       Interests
                                                       ----------         -------       ----------    -------------
PARTNERS' CAPITAL (DEFICIT)

   December 31, 1993                                   $7,668,734        $(45,878)      $7,714,612               $0

Distributions                                            (200,006)         (2,000)        (198,006)               0
Net Loss                                               (1,317,075)        (13,171)      (1,303,904)               0
                                                       ----------         -------       ----------    -------------

PARTNERS' CAPITAL (DEFICIT)

   December 31, 1994                                    6,151,653         (61,049)       6,212,702                0

Distributions                                            (199,707)         (1,997)        (197,710)               0

Net Loss                                                 (307,810)         (3,078)        (304,732)               0
                                                       ----------        --------       ----------    -------------

PARTNERS' CAPITAL (DEFICIT)

   December 31, 1995                                    5,644,136         (66,124)       5,710,260                0

Distributions                                            (196,524)         (1,965)        (194,559)               0
Net Loss                                                 (238,119)         (2,381)        (235,738)               0
                                                       ----------        --------       ----------     ------------

PARTNERS' CAPITAL (DEFICIT)

   December 31, 1996                                   $5,209,493        $(70,470)      $5,279,963    $           0
                                                        =========         =======        =========     ============











                See Accompanying Notes to Financial Statements

                         CONCORD MILESTONE PLUS, L.P.

                            (a Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                                                      December 31,     December 31,      December 31,
                                                                          1996             1995              1994
                                                                       ----------       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                $(238,119)       $(307,810)      $(1,317,075)
Adjustments to reconcile net loss to net
   cash provided by operating activities:


   Write-down of property                                                       0                0         1,085,932
   Depreciation and amortization                                          638,685          657,210           693,985
   Insurance proceeds - net                                                     0                0            88,585
   Change in operating assets and liabilities - net:
   (Increase) decrease in accounts receivable                             (32,631)          55,714           (59,221)
   Decrease in prepaid expenses                                             9,826           39,145            60,946
   Decrease (increase) in due from affiliate, net                          47,879          (47,879)                0
   Decrease (increase) in other assets, net                                38,408          (60,375)           (1,804)
   Increase in accrued interest                                             6,854            3,428             3,428
   Decrease in accrued expenses and other liabilities                     (82,131)         (15,995)          (95,302)
   Increase (decrease) in accrued expenses payable to affiliates           11,985          (38,827)           22,231
                                                                       ----------       ----------        ----------

Net cash provided by operating activities                                 400,756          284,611           481,705
                                                                         --------        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITY:

   Property improvements                                                  (96,984)        (210,052)          (74,959)
                                                                          -------         --------           -------

CASH FLOWS FROM FINANCING ACTIVITY:

   Cash distributions to partners                                        (196,524)        (199,707)         (200,006)
                                                                         --------         --------          --------

NET INCREASE (DECREASE) IN CASH

AND CASH EQUIVALENTS                                                      107,248         (125,148)          206,740

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            218,872          344,020           137,280
                                                                        ---------        ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  326,120       $  218,872        $  344,020
                                                                        =========        =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

   INFORMATION:

Cash paid during the period for interest                               $1,562,941       $1,521,810        $1,480,680
                                                                        =========        =========         =========







                See Accompanying Notes to Financial Statements

                         CONCORD MILESTONE PLUS, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994

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

The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units (see Note 6) and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of the Partnership's Escalating Rate Collateralized Mortgage Bonds due November 30, 1997 (the "Bonds") and 36 Class B Interests ("Class B Interests"), each such interest representing an assignment of one Class B Limited Partnership Interest held by CMP Benefit Corp., a Delaware corporation (the "Assignor"), under the Amended and Restated Agreement of Limited Partnership of the Partnership Agreement (the "Partnership Agreement"). Each Equity Unit consisted of 100 Class A Interests ("Class A Interests"), each interest representing an assignment of one Class A Limited Partnership Interest held by the Assignor under the Partnership Agreement, and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 from the sale of the Class B Interests that comprised the Bond Units.

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

For Federal income tax purposes, the Partnership depreciates a portion (30 percent attributable to tax-exempt investors) of property and improvements using the straight-line basis over 40 years; the balance is depreciated over 31.5 years.

The Partnership's policy, which is in accordance with SFAS No. 121, "Accounting for Impairment for Long-Lived Assets" (issued March 1995), is to annually assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its properties, on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the asset. The Partnership adopted SFAS No. 121 in 1995 and determined that an adjustment to the carrying amount of its long lived assets was not necessary in 1996 and 1995.

Income Taxes

The Partnership makes no provision for income taxes since all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership's assets are $2,699,056 higher than the amounts reported for financial statement purposes at December 31, 1996, which is due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes and the write-down of property during 1993 and 1994 for financial reporting purposes. There is no difference between the tax and book bases of the Partnership's liabilities. (see Note 4).

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

Financial Statements Presentation

Certain reclassifications were made to the accompanying 1994 and 1995 financial statements to conform with the 1996 presentation.

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

On April 15, 1988, the Partnership purchased the Green Valley Property, a shopping center in Green Valley, Arizona from Concord Milestone Plus of Arizona Limited Partnership, an affiliated entity, for $9,687,000. During 1994, management determined, based on the current market conditions and projected future cash flows of the Green Valley Property, that the Property had experienced a decline in the market value that was other than temporary and recorded a $1,085,932 non-cash charge against earnings, to write-down the Property.

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

Additionally, as part of the acquisitions of the Properties, the underlying tenant leases were assigned and assumed by the Partnership. Minimum base rental income under non-cancelable tenant lease agreements, having lease terms expiring from one to nine years, at December 31, 1996 are as follows:

Year Ended
December                     Amount
----------                   ------
  1997                     $2,475,503
  1998                      2,105,756
  1999                      1,637,280
  2000                      1,297,406
  2001                      1,092,707
Thereafter                  3,362,740
                           ----------
  Total                   $11,971,392
                           ==========

The above table does not include contingent rental amounts. The total contingent rentals received in 1996, 1995, and 1994 was $188,716, $185,117, and $166,917,

respectively. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant's gross receipts above fixed minimum amounts and for reimbursement of all or a portion of the tenant's pro rata share of real estate taxes, insurance and common area maintenance expenses. There was no tenant in 1996 whose rents exceed 10% of the Partnership's total revenues.

J.C. Penney, a clothing and apparel department store, occupies 39,396 square feet or 50.2% of the gross leasable area of the Searcy Property. J.C. Penney's annual minimum rent is $206,500 ($5.21 per square foot) and the lease provides for annual percentage rent equal to 1.5% of gross receipts in excess of $11,820,004. In addition, J.C. Penney is required to reimburse the Partnership for real estate taxes, insurance and common area maintenance expenses.

Lucky Stores, Inc., a full service grocery store, occupies 31,842 square feet or 30.8% of the gross leasable area of the Valencia Property. Lucky Stores annual minimum rent is $300,000 per year ($9.42 per square foot) and the lease provides for percentage rent equal to 1.25% of gross receipts in excess of $38,000,000, less amounts paid by Lucky Stores for property taxes and insurance premiums. Lucky Stores is required to reimburse the Partnership for its pro rata share of real estate taxes, insurance and common area maintenance expenses.

 5.     Related Party Transactions

The Partnership pays fees for customary property management services ("Management Fees") equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. Management Fees incurred for the years ended December 31, 1996, 1995 and 1994 were $107,007, $116,359 and $134,274, respectively. Management Fees are payable to Milestone Property Management, Inc., a Delaware corporation and affiliate of the General Partner ("MPMI").

The Partnership also pays fees to MPMI for administrative services provided to the Partnership. These fees amounted to $25,000 each for the years ended December 31, 1996, 1995 and 1994.

In 1996, the Partnership accrued $12,346 payable to Milestone Properties ("MPI"), an affiliate of the General Partner, as reimbursement for property insurance expense for 1997.

In 1995, the Partnership accrued a $42,678 receivable from Concord Assets Group, Inc. ("CAG"), an affiliate of the General Partner, due to an overpayment made to CAG for insurance expense.

In 1994 the Partnership accrued $20,953, payable to CAG, as reimbursement for the actual cost of employee health insurance for the years ended December 31,

1992 and 1993.

   6.   Bonds Payable

Bonds payable consists of Bonds outstanding in the principal amount of $16,452,000. The Bonds bear interest, payable semi-annually, from the date of issuance at annual rates increasing from 8.15 percent to 10 percent (10 percent, 9.50 percent and 9.25 percent at December 31, 1996, 1995 and 1994, respectively) and mature on November 30, 1997.

The Bonds have an effective interest rate of 9.66 percent. The Bonds are cross collateralized by all three properties. Pursuant to the Indenture, the Bonds are subject to early redemption (at 101 percent of the principal amount through May 31, 1997, and thereafter without any premium) under certain circumstances. The holders of the Bonds have a first lien on the Properties through the Bond Mortgages held by the Trustee (see Note 4).

        The Bonds mature on November 30, 1997, at which time the outstanding principal balance of $16,452,000 will be due. The Partnership has not yet obtained any commitments for a refinancing and has not entered into any agreements to sell any of the properties.

        The Partnership is currently seeking to refinance the Properties and Tristone Mortgage Company ("Tristone"), an affiliate of the General Partner, is assisting the Partnership without compensation, in obtaining suitable refinancing. In the event that a refinancing sufficient to satisfy the Bonds appears unlikely, the General Partner will attempt to sell one or more of the Properties. The General Partner believes that the Partnership will be able to obtain adequate proceeds from a refinancing or sale of the Properties, or a combination of the two, to enable the Partnership to satisfy the Bonds on or prior to their maturity. Nevertheless, there can be no assurance that the Partnership will be able to raise sufficient proceeds through a refinancing or sale prior to the Bond maturity date, or that the terms of any such refinancing or sale will be attractive to the partnership. In the event that the Partnership is unable to raise adequate funds to satisfy the Bonds at maturity, there is a risk of foreclosure under the Bond Mortgages.

   7.   Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following:


                                                                    1996                               1995
                                                                 --------                           ---------
        Accounts payable - trade                                   $10,134                            $90,769
        Accrued real estate tax                                     72,236                             71,344
        Accrued leasing fees                                             0                             20,000
        Deposits - tenant security                                  77,582                             79,196
        Deferred income                                             78,666                             71,348
        Other                                                       16,519                              4,611
                                                                  --------                           --------
        Total                                                     $255,137                           $337,268
                                                                  ========                           ========

   8.   Fair Value of Financial Instruments

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate amounts reflected in the balance sheet based on their short term nature. The carrying value and the fair value of the bonds payable was not considered to be significantly different due to the maturity date of the Bonds. The fair value estimates are based on information available as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimate of fair value amounts, a comprehensive reevaluation has not been performed for purposes of this financial statement disclosure and current estimate of fair value may differ significantly from these amounts reflected in the balance sheet.

  9.    Commitments and Contingencies

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

  10.            Subsequent Event

On February 15, 1997 the Partnership made a cash distribution of $3.42 per 100 Class A Interests which represented distributable cash for the quarter ended December 31, 1996.

                         CONCORD MILESTONE PLUS, L.P.
                                 SCHEDULE III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996



                                                                         Costs
                                                                      Capitalized
                                                                       Subsequent               Gross Amount at
                                     Initial Cost to Partnership    to Acquisition          which Carried at Close
                                                                                                  of Period (A)
                              ------------------------------------- -------------- ----------------------------------
                                                                      Land
                                                       Building &    Building &              Building &
Description and Location      Encumbrances      Land   Improvements  Improvements    Land    Improvements   Total

---------------------------   ------------  ---------  ------------  ------------  --------  ------------  ----------

Town & Country Plaza          $  2,632,500    430,000  3,620,000       371,194      430,000    3,991,194    4,421,194
Searcy, AR

Old Orchard Shopping Center      7,523,500  6,500,000  5,075,000     1,287,632    6,500,000    6,362,632   12,862,632
Valencia, CA

Green Valley Mall                6,296,000  5,100,000  4,587,000     1,461,602    4,057,034    5,005,636    9,062,670
                              ------------  --------- ----------     ---------   ----------   ----------   ----------
Green Valley, AZ
                              $ 16,452,000 12,030,000 13,282,000     3,120,428   10,987,034   15,359,462   26,346,496
                                ========== ========== ==========     =========   ==========   ==========   ==========








                                    Accumulated       Date of       Date      Depreciation
Description and Location          Depreciation(B)   Construction  Acquired      Life
---------------------------       ---------------   ------------  --------  --------------

Town & Country Plaza                1,193,446         1985       08/20/87   31.5 years
Searcy, AR


Old Orchard Shopping Center         1,826,434         1965       01/22/88   31.5 years
Valencia, CA

Green Valley Mall                   1,809,654         1960       04/15/88   31.5 years
                                    ----------
Green Valley, AZ
                                    4,829,534
                                    =========





                                                          1996           1995           1994            1993             1992
                                                          ----           ----           ----            ----             ----

(A) Reconciliation of investment properties owned:

        Beginning balance                            $ 26,249,510     26,039,458     27,050,431      27,787,658      27,761,885
        Property acquisitions/improvements                 96,986        210,052         74,959         262,773          25,773
        Write-down of property                                  0              0     (1,085,932)     (1,000,000)              0
                                                       ----------     ----------     ----------      ----------      ----------

        Balance at end of period                     $ 26,346,496     26,249,510     26,039,458      27,050,431      27,787,658
                                                     ============   ============   ============      ==========      ==========

(B) Reconciliation of accumulated depreciation:

        Beginning balance                            $  4,253,132      3,695,110      3,122,666       2,570,521       2,020,654
        Depreciation expense                              576,402        558,022        572,444         552,145         549,867
                                                     ------------   ------------     ----------      ----------      ----------



        Balance at end of period                     $  4,829,534      4,253,132      3,695,110       3,122,666      2,570,521
                                                     ============   ============     ==========      ==========     ==========
