Form 10-Q
period 1997-03-31
CONCORD MILESTONE PLUS L P
filed 1997-05-13
CIK 808460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------

                                   FORM 10-Q
(mark one)

X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 1997

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to___________

                   Commission file number 000-16757


                     CONCORD MILESTONE PLUS, L.P.
       --------------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)


           Delaware                                52-1494615
-------------------------------        -----------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    5200 TOWN CENTER CIRCLE
          4TH FLOOR
      BOCA RATON, FLORIDA                            33486
---------------------------------------          ------------
(Address of Principal Executive Offices)          (Zip Code)

                                (561) 394-9260
              --------------------------------------------------
              Registrant's Telephone Number, Including Area Code

 -----------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No__

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                                BALANCE SHEETS

               MARCH 31, 1997 (Unaudited) AND DECEMBER 31, 1996

                                    ASSETS

                                        March 31, 1997      December 31, 1996
                                        --------------      -----------------
Property, at cost
    Building and improvements            $15,390,723          $15,359,462
    Less: accumulated depreciation         4,974,810            4,829,534
                                         -----------          -----------

    Building and improvements, net        10,415,913           10,529,928
    Land                                  10,987,034           10,987,034
                                         -----------          -----------

    Total property                        21,402,947           21,516,962

Cash and cash equivalents                    837,012              326,120
Accounts receivable                          186,742              200,975
Prepaid expenses                              26,084               22,864
Other assets, net                             62,402               19,854
                                         -----------          -----------
      Total assets                       $22,515,187          $22,086,775
                                         ===========          ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Bonds payable, net                       $16,466,869          $16,473,060
Accrued interest                             548,400              137,100
Accrued expenses and other liabilities       317,516              255,137
Due to affiliates                             15,584               11,985
                                         -----------          -----------
    Total liabilities                     17,348,369           16,877,282
                                         -----------          -----------

Partners' capital:
General partner                              (70,897)             (70,470)
Limited partners:
Class A Interests, 1,518,800               5,237,715            5,279,963
                                         -----------          -----------
    Total partners' capital                5,166,818            5,209,493

                                         -----------          -----------

    Total liabilities and
       partners' capital                 $22,515,187          $22,086,775
                                         ===========          ===========



                See Accompanying Notes to Financial Statements

                         CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                      STATEMENTS OF REVENUES AND EXPENSES

                                  (Unaudited)

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                       March 31, 1997         March 31, 1996
                                       -------------          --------------
Revenues:
Rent                                      $692,868                 $636,244
Reimbursed expenses                        115,241                   85,552
Interest and other income                    6,140                    3,364
                                          --------                 --------

    Total revenues                         814,249                  725,160
                                          --------                 --------

Expenses:
Interest expense                           411,300                  390,735
Depreciation and amortization              142,606                  159,222
Management and property expenses           191,758                  176,872
Administrative and management
  fees to related party                     28,608                   25,913
Professional fees and other expenses        30,645                   28,764
                                          --------                 --------

    Total expenses                         804,917                  781,506
                                          --------                 --------
Net income (loss)                         $  9,332                 $(56,346)
                                          ========                 ========

Income (loss) per weighted average
  Limited Partnership 100 Class A
  Interests outstanding                   $   0.61                 $  (3.71)
                                          ========                 ========


Number of limited partnership 100
  Class A interests outstanding             15,188                    15,188
                                          ========                 =========



                See Accompanying Notes to Financial Statements

                         CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                  (Unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997



                                                 General        Class A
                                Total            Partner        Interests
                               --------         ---------      -----------

PARTNERS' CAPITAL (DEFICIT)
      January 1, 1997         5,209,493           (70,470)      5,279,963


Distributions                   (52,007)             (520)        (51,487)

Net Income                        9,332                93           9,239
                            -----------          --------       ----------


PARTNERS' CAPITAL (DEFICIT)
      March 31, 1997         $5,166,818          $(70,897)       $5,237,715
                            ===========          =========       ==========



                See Accompanying Notes to Financial Statements

                         CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                             March 31, 1997     March 31, 1996
                                             --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $9,332            $(56,346)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                 142,606             159,222
   Change in operating assets and liabilities:
   Decrease in accounts receivable                14,233              11,462
   Increase in prepaid expenses                   (3,220)            (16,374)
   (Increase) decrease  in other assets, net     (46,069)              7,596
   Increase in due from affiliates, net                0             (38,685)
   Increase in accrued interest                  411,300             390,735
   Increase (decrease) in accrued expenses
    and other liabilities                         62,379              (1,434)
   Increase in due to affiliate                    3,599                   0
                                              ----------           ---------

Net cash provided by operating activities        594,160             456,176
                                              ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITY:
   Property improvements                         (31,261)             (3,316)
                                              ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITY:
   Cash distributions to partners                (52,007)            (49,938)
                                              ----------           ---------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   510,892             402,922

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                           326,120             218,872
                                              ----------           ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $ 837,012           $ 621,794
                                              ==========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash paid during the period for interest       $       0           $       0
                                              ==========           =========


                See Accompanying Notes to Financial Statements

                         CONCORD MILESTONE PLUS, L.P.
                            (a Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997


1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

        Certain reclassifications were made to the accompanying 1996 financial statements to conform to the 1997 presentation.

2.      Bonds Payable

        The Bonds mature on November 30, 1997, at which time the outstanding principal balance of $16,452,000 will be due. The Partnership has not yet obtained any commitments for refinancing and has not entered into any agreements to sell any of the Properties.

        The Partnership is currently seeking to refinance the Properties and Tri-Stone Mortgage Company ("Tri-Stone"), an affiliate of the General Partner, is assisting the Partnership, without compensation, in obtaining suitable refinancing. In the event that a refinancing sufficient to satisfy the Bonds appears unlikely, the General Partner will attempt to sell one or more of the Properties. The General Partner believes that the Partnership will be able to obtain adequate proceeds from a refinancing or sale of the Properties, or a combination of the two, to enable the Partnership to satisfy the Bonds on or prior to their maturity. Nevertheless, there can be no assurance the Partnership will be able to raise sufficient proceeds through a refinancing or sale prior to the Bond maturity date, or that the terms of any such refinancing or sale will be attractive to the Partnership. In the event that the Partnership is unable to raise adequate funds to satisfy the Bonds at maturity, there is a risk of foreclosure under the Bond Mortgages.

3.      Recently Issued Accounting Pronouncement

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The General Partner has determined that this standard will not have a significant impact on the Partnership's computation or presentation of net income per limited partner interest.

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

Results of Operations

Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996

        The Partnership recognized net income of $9,332 for the three months ended March 31, 1997 as compared to a loss of $56,346 for the same period in 1996 due to the following factors:

        An increase in revenues of $89,089, or 12.3%, to $814,249 for the three months ended March 31, 1997 as compared to $725,160 for the three months ended March 31, 1996 primarily due to the net effect of the following: (1) an increase of approximately $20,000 in base rent revenue at the Searcy Property primarily due to additional rent revenue from JC Penney. JC Penney's lease was amended in 1996 as a result of the expansion of its store; (2) an increase in percentage rent revenue of approximately $16,000 at the Valencia Property due to increased tenant sales; and (3) an increase in tenant reimbursements of approximately $30,000 due to an increase in property expenses in 1997 and refunds given to tenants in 1996 due to an incorrect billing in a prior year which was charged to revenue in 1996.

        An increase in property expenses of $17,581, or 8.7%, to $220,366 for the three months ended March 31, 1997 as compared to $202,785 for the three months ended March 31, 1996 primarily due to the net effect of the following:
(1) a general increase in reimbursed expenses of approximately $15,000 at all three Properties and, (2) an increase in management fees of approximately $2,700 due to an increase in rental revenue.

        An increase in interest expense of $20,565, or 5.3%, to $411,300 for the three months ended March 31, 1997 as compared to $390,735 for the three months ended March 31, 1996 due to the scheduled increase in the interest rate on the Partnership's Bonds from 9.50% in 1996 to 10.0% in 1997.

        A decrease in depreciation and amortization expense of $16,616, or 10.4%, to $142,606 for the three months ended March 31, 1997 as compared to $159,222 for the three months ended March 31,1996 primarily due to the net effect of the following: (1) an increase in depreciation expense of approximately $2,600 due to property improvements expenditures in 1997, and (2) a decrease in amortization expense of approximately $19,000 due to a decrease in the amortization of the net bond premium and discount in 1997.

Liquidity and Capital Resources

        The Bonds mature on November 30, 1997, at which time the outstanding principal balance of $16,452,000 will be due. The Partnership has not yet obtained any commitments for refinancing and has not entered into any agreements to sell any of the Properties.

        The Partnership is currently seeking to refinance the Properties and Tri-Stone Mortgage Company ("Tri-Stone"), an affiliate of the General Partner, is assisting the Partnership, without compensation, in obtaining suitable refinancing. In the event that a refinancing sufficient to satisfy the Bonds appears unlikely, the General Partner will attempt to sell one or more of the Properties. The General Partner believes that the Partnership will be able to obtain adequate proceeds from a refinancing or sale of the Properties, or a combination of the two, to enable the Partnership to satisfy the Bonds on or prior to their maturity. Nevertheless, there can be no assurance the Partnership will be able to raise sufficient proceeds through a refinancing or sale prior to the Bond maturity date, or that the terms of any such refinancing or sale will be attractive to the Partnership. In the event that the Partnership is unable to raise adequate funds to satisfy the Bonds at maturity, there is a risk of foreclosure under the Bond Mortgages.

        Assuming that the Partnership is able to raise sufficient funds to satisfy the Bonds on or before November 30, 1997, the General Partner believes that the Partnership will have sufficient working capital to meet its operating requirements through the next 12 months. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Properties, as well as market and other conditions beyond the control of the Partnership, the possibility exists that cash flow deficiencies may occur. There are currently no material commitments for capital expenditures.

        The General Partner is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

        Net cash provided by operating activities of $594,160 for the three months ended March 31, 1997 included (i) net income of $9,332, (ii) non-cash adjustments of $142,606 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $442,222.

        Net cash provided by operating activities of $456,176 for the three months ended March 31, 1996 included (i) a net loss of $56,346 (ii) non-cash adjustments of $159,222 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $353,300.

        Net cash used in investing activities of $31,261 for the three months ended March 31, 1997 was for capital expenditures for property improvements.

        Net cash used in investing activities of $3,316 for the three months ended March 31, 1996 was for capital expenditures for property improvements.

        Net cash used in financing activities of $52,007 for the three months ended March 31, 1997 was for cash distributions to partners.

        Net cash used in financing activities of $49,938 for the three months ended March 31, 1996 was for cash distributions to partners.

PART II - OTHER INFORMATION

Item 6.  Reports on Form 8-K

        (b) No reports on form 8-K were filed during the quarter covered by this Report.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:         May 9, 1997                     CONCORD MILESTONE PLUS, L.P.
       -------------------------              ----------------------------
                                                       (Registrant)


                                              BY:  CM PLUS CORPORATION
                                                   -----------------------
                                                   General Partner


                                              By:  /S/ Robert Mandor
                                                   -----------------------
                                                   Robert Mandor
                                                   Director and Vice President


                                              By:  /S/ Joan LeVine
                                                   -----------------------
                                                   Joan LeVine
                                                   Secretary and Treasurer