Form 10-Q
period 1997-06-30
CONCORD MILESTONE PLUS L P
filed 1997-08-14
CIK 808460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
(mark one)

 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-16757


                          CONCORD MILESTONE PLUS, L.P.
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                            52-1494615
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    5200 TOWN CENTER CIRCLE
               4TH FLOOR
       BOCA RATON, FLORIDA                                  33486
---------------------------------------                   ---------
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

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)
                                 BALANCE SHEETS
                 JUNE 30, 1997 (Unaudited) AND DECEMBER 31, 1996

ASSETS
                                                                               June 30, 1997  December 31, 1996
Property, at cost
    Building and improvements ...............................................   $ 15,392,473    $ 15,359,462
    Less: accumulated depreciation ..........................................      5,120,022       4,829,534
                                                                                ------------    ------------

    Building and improvements, net ..........................................     10,272,451      10,529,928
    Land ....................................................................     10,987,034      10,987,034
                                                                                ------------    ------------

    Total property ..........................................................     21,259,485      21,516,962

Cash and cash equivalents ...................................................        320,376         326,120
Accounts receivable .........................................................        177,234         200,975
Prepaid expenses ............................................................         11,314          22,864
Other assets, net ...........................................................         56,691          19,854
                                                                                ------------    ------------

      Total assets ..........................................................   $ 21,825,100    $ 22,086,775
                                                                                ============    ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Bonds payable, net ..........................................................   $ 16,460,578    $ 16,473,060
Accrued interest ............................................................        137,100         137,100
Accrued expenses and other liabilities ......................................        275,065         255,137
Due to affiliates ...........................................................              0          11,985
                                                                                ------------    ------------
    Total liabilities .......................................................     16,872,743      16,877,282
                                                                                ------------    ------------

Commitments and Contingencies

Partners' capital:
    General partner .........................................................        (73,042)        (70,470)
    Limited partners:
        Class A Interests, 1,518,800 ........................................      5,025,399       5,279,963
                                                                                ------------    ------------

    Total partners' capital .................................................      4,952,357       5,209,493
                                                                                ------------    ------------

    Total liabilities and partners' capital .................................   $ 21,825,100    $ 22,086,775
                                                                                ============    ============

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)
                       STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                   June 30,1997  June 30, 1996
Revenues:
Rent ..............................................   $ 576,105    $ 683,408
Reimbursed expenses ...............................     123,990      109,896
Interest and other income .........................       9,332        5,007
                                                      ---------    ---------

    Total revenues ................................     709,427      798,311
                                                      ---------    ---------

Expenses:
Interest expense ..................................     411,300      390,735
Depreciation and amortization .....................     142,444      159,680
Management and property expenses ..................     185,233      218,324
Administrative and management fees to related party      24,895       41,146
Professional fees and other expenses ..............     109,957       42,551
                                                      ---------    ---------

    Total expenses ................................     873,829      852,436
                                                      ---------    ---------

Net loss ..........................................   $(164,402)   $ (54,125)
                                                      =========    =========

Net loss attributable to:

    Limited partners ..............................   $(162,758)   $ (53,584)
    General partners ..............................      (1,644)        (541)
                                                      ---------    ---------

Net loss ..........................................   $(164,402)   $ (54,125)
                                                      =========    =========

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding .............................   $  (10.72)   $   (3.52)
                                                      =========    =========

Weighted average number of
interests outstanding .............................      15,188       15,188
                                                      =========    =========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)
                       STATEMENTS OF REVENUE AND EXPENSES
                                   (Unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                     June 30,1997   June 30, 1996
Revenues:
Rent ..............................................   $ 1,268,973    $ 1,319,652
Reimbursed expenses ...............................       239,231        195,448
Interest and other income .........................        15,472          8,371
                                                      -----------    -----------

    Total revenues ................................     1,523,676      1,523,471
                                                      -----------    -----------

Expenses:
Interest expense ..................................       822,600        781,470
Depreciation and amortization .....................       285,050        318,902
Management and property expenses ..................       376,991        407,696
Administrative and management fees to related party        53,503         54,559
Professional fees and other expenses ..............       140,602         71,315
                                                      -----------    -----------

    Total expenses ................................     1,678,746      1,633,942
                                                      -----------    -----------

Net loss ..........................................   $  (155,070)   $  (110,471)
                                                      ===========    ===========

Net loss attributable to:

    Limited partners ..............................   $  (153,519)   $  (109,366)
    General partners ..............................        (1,551)        (1,105)
                                                      -----------    -----------

Net loss ..........................................   $  (155,070)   $  (110,471)
                                                      ===========    ===========

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding .............................   $    (10.11)   $     (7.20)
                                                      ===========    ===========

Weighted average number of
interests outstanding .............................        15,188         15,188
                                                      ===========    ===========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997



                                                                                            General       Class A
                                                                             Total          Partner      Interests
                                                                         -----------    -----------    -----------
PARTNERS' CAPITAL (DEFICIT)
      January 1, 1997 ................................................   $ 5,209,493    $   (70,470)   $ 5,279,963


Distributions ........................................................      (102,066)        (1,021)      (101,045)
Net Loss .............................................................      (155,070)        (1,551)      (153,519)
                                                                         -----------    -----------    -----------


PARTNERS' CAPITAL (DEFICIT)
      June 30, 1997 ..................................................   $ 4,952,357    $   (73,042)   $ 5,025,399
                                                                         ===========    ===========    ===========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                   June 30,1997  June 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................   $(155,070)   $(110,471)
Adjustments to reconcile net loss to net
        cash provided by operating activities:
        Depreciation and amortization .............     285,050      318,902
        Change in operating assets and liabilities:
        Decrease (increase) in accounts receivable       23,741      (13,290)
        Decrease in prepaid expenses ..............      11,550       30,675
        Increase in other assets, net .............     (43,881)      (1,397)
        Decrease in due from affiliates, net ......           0          562
        Increase (decrease) in accrued expenses and
             other liabilities ....................      19,928      (61,042)
        Decrease in due to affiliate ..............     (11,985)           0
                                                      ---------    ---------

Net cash provided by operating activities .........     129,333      163,939
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITY:
        Property improvements .....................     (33,011)     (11,455)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITY:
        Cash distributions to partners ............    (102,066)     (99,852)
                                                      ---------    ---------

NET (DECREASE) INCREASE
IN CASH AND CASH EQUIVALENTS ......................      (5,744)      52,632

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD ...     326,120      218,872
                                                      ---------    ---------

CASH AND CASH EQUIVALENTS,  END OF PERIOD .........   $ 320,376    $ 271,504
                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION:

Cash paid during the period for interest ..........   $ 822,600    $ 781,470
                                                      =========    =========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997


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

1.      Bonds Payable

The Bonds mature on November 30, 1997, at which time the outstanding principal balance of $16,452,000 will be due. The Partnership has not yet obtained any commitments for refinancing and has not entered into any agreements to sell any of the Properties. [See footnote 3. Commitments and Contingencies. for further discussion.]
        The Partnership is currently seeking to refinance the Properties and Tri-Stone Mortgage Company ("Tri-Stone"), an affiliate of the General Partner, is assisting the Partnership, without compensation, in obtaining suitable refinancing. In the event that a refinancing sufficient to satisfy the Bonds appears unlikely, the General Partner will attempt to sell one or more of the Properties. The General Partner believes that the Partnership will be able to obtain adequate proceeds from a refinancing or sale of the Properties, or a combination of the two, to enable the Partnership to satisfy the Bonds on or prior to their maturity. Nevertheless, there can be no assurance the Partnership will be able to raise sufficient proceeds through a refinancing or sale prior to the Bond maturity date, or that the terms of any such refinancing or sale will be attractive to the Partnership. In the event that the Partnership is unable to raise adequate funds to satisfy the Bonds at maturity, there is a risk of foreclosure under the Bond Mortgages.

2.      Commitments and Contingencies

        A prospective lender from whom the Partnership has sought a refinancing commitment engaged an independent environmental and geotechnical consulting firm to perform environmental due diligence on the Properties. After various tests, that consultant identified chemical contamination in the soil at a site at the Old Orchard Shopping Center in Valencia, California which it believes is attributable to improper handling of dry cleaning solvent by a tenant. Based on the results of soil sampling and testing and the condition of the site, the environmental consultant has concluded that the contaminated area is an excellent candidate for receipt of regulatory closure of environmental issues through the use of a health-risk assessment process which, if accepted by the California Environmental Protection Agency, would obviate the need for active remediation by the Partnership. The consultant has estimated that pursuing a "risk- based closure" for the site would require a minimum of three to four months and will cost between $28,000 and $100,000 assuming that the Partnership applies for and receives regulatory agency acceptance of the risk-based closure for the site without active remediation.

        The Partnership currently intends to pursue the course of action recommended by the environmental consultant. There can be no assurance, however, that the Partnership will be granted a health-risk-basis-closure and will not be responsible for active remediation of the affected site, the cost of which could be substantial.

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

Results of Operations

Comparison of Quarter Ended June 30, 1997 to Quarter Ended June 30, 1996

        The Partnership recognized a net loss of $164,402 for the quarter ended June 30, 1997 as compared to a loss of $54,125 for the same period in 1996 due to the following factors:

        A decrease in revenues of $88,884, or 11.1% to $709,427 for the quarter ended June 30, 1997 as compared to $798,311 for the quarter ended June 30, 1996 is primarily due to the net effect of the following: (1) rents received in advance totalling $42,000 during the first quarter of 1997 which related to the second quarter were recorded as revenue in the three months ended March 31, 1997; (2) percentage rent collections decreased in the quarter ended June 30, 1997 primarily due to Thrifty Drugs at Old Orchard Shopping Center located in Valencia, California which recorded a decrease of $15,000 in percentage rent revenues due to adjustments of prior quarter accruals through current quarter revenue; (3) rent abatements for two tenants at Green Valley Mall of approximately $4,000 occurred during the quarter ended June 30, 1997; and (4) a decrease in minor tenant occupancy at the Old Orchard Shopping Center also contributed to the decrease in revenues.

        Management and property expenses decreased $33,091, or 15.2%, to $185,233 for the quarter ended June 30, 1997 as compared to $218,324 for the quarter ended June 30, 1996 primarily due to a decrease in common area expenses and insurance expense. Common area expenses decreased as a result of cost savings efforts by management and insurance expense decreased due to a lower premium in 1997. Real estate tax expense also decreased due to successful appeals of the tax assessments.

        An increase in interest expense of $20,565, or 5.3%, to $411,300 for the quarter ended June 30, 1997 as compared to $390,735 for the quarter ended June 30, 1996 due to the scheduled increase in the interest rate on the Partnership's Bonds from 9.50% in 1996 to 10.0% in 1997.

        A decrease in depreciation and amortization expense of $17,236, or 10.8%, to $142,444 for the quarter ended June 30, 1997 as compared to $159,680 for the quarter ended June 30, 1996 primarily due to a decrease in amortization of the net bond premium and discount in 1997.

        An increase in professional fees and other expenses of $67,406, or 158.4%, to $109,957 for the quarter ended June 30, 1997 as compared to $42,551 for the quarter ended June 30, 1996 due to payment of application fees in an attempt to refinance the properties and an estimate of environmental and geotechnical fees of $28,000 for a risk-based closure at the Old Orchard Shopping Center, in Valencia, California.

Comparison of the Six Months Ended June 30, 1997 to the Six Months Ended June 30, 1996
        Revenues of the Partnership remained consistent increasing only $205, to $1,523,676 for the six months ended June 30, 1997 as compared to $1,523,471 for the six months ended June 30, 1996 primarily due to the net effect of an increase in reimbursed expenses of $43,783 and a decrease in rent revenue of $50,679. Reimbursed expenses increased due to increased recovery percentages on both common area expenses and real estate taxes. Additionally, refunds given to tenants in 1996 due to an incorrect billing in a prior year was charged to revenue in 1996. Rents decreased primarily due to decreased occupancy of minor tenants at Old Orchard Shopping Center located in Valencia, California. Rent abatements also occurred at Green Valley Mall during the six months ended June 30, 1997.

        Management and property expenses decreased $30,705, or 7.5%, to $376,991 for the six months ended June 30, 1997 as compared to $407,696 for the six months ended June 30, 1996 primarily due to a decrease in common area expenses and insurance expense. Common area expenses decreased as a result of cost savings efforts by management and insurance expense decreased due to a lower premium in 1997. Real estate tax expense also decreased due to successful appeals of the tax assessments.

        Interest expense increased $41,130, or 5.3%, to $822,600 for the six months ended June 30, 1997 as compared to $781,470 for the six months ended June 30, 1996 due to the scheduled increase in the interest rate on the Partnership's Bonds from 9.50% in 1996 to 10% in 1997.

        Depreciation and amortization expense decreased $33,852, or 10.6%, to $285,050 for the six months ended June 30, 1997 as compared to $318,902 for the six months ended June 30, 1996 due to a decrease in the amortization of the net bond premium and discount in 1997.

        Professional fees and other expenses increased $69,287, or 97.2% to $140,602 for the six months ended June 30, 1997 as compared to $71,315 for the six months ended June 30, 1996 due to payment of application fees in an attempt to refinance the properties and an estimate of environmental and geotechnical fees of $28,000 for risk-based closure at the Old Orchard Shopping Center, in Valencia, California.

Liquidity and Capital Resources

        The Bonds mature on November 30, 1997, at which time the outstanding principal balance of $16,452,000 will be due. The Partnership has not yet obtained any commitments for refinancing and has not entered into any written agreements to sell any of the Properties.

        A prospective lender from whom the Partnership has sought a refinancing commitment engaged an independent environmental and geotechnical consulting firm to perform environmental due diligence on the Properties. After various tests, that consultant identified chemical contamination in the soil at a site at the Old Orchard Shopping Center in Valencia, California which it believes is attributable to improper handling of dry cleaning solvent by a tenant. Based on the results of soil sampling and testing and the condition of the site, the environmental consultant has concluded that the contaminated area is an excellent candidate for receipt of regulatory closure of environmental issues through the use of a health-risk assessment process which, if accepted by the California Environmental Protection Agency, would obviate the need for active remediation by the Partnership. The consultant has estimated that pursuing a "risk- based closure" for the site would require a minimum of three to four months and will cost between $28,000 and $100,000 assuming that the Partnership applies for and receives regulatory agency acceptance of the risk-based closure for the site without active remediation.

        The Partnership currently intends to pursue the course of action recommended by the environmental consultant. There can be no assurance, however, that the Partnership will be granted a health-risk-based-closure and will not be responsible for active remediation of the affected site, the cost of which could be substantial. In addition, there is no assurance that the Partnership will receive the necessary regulatory clearance in time to complete a refinancing prior to the maturity of the Bonds.

        In the event that a refinancing sufficient to satisfy the Bonds appears unlikely, the General Partner will attempt to sell one or more of the Properties. The General Partner believes that the Partnership should be able to obtain adequate proceeds from a refinancing or sale of the Properties, or a combination of the two, to enable the Partnership to satisfy the Bonds on or prior to their maturity; however, if the Partnership must engage in active remediation of the contaminated soil at the Valencia property, the value and marketability of such property could be significantly impaired. There can be no assurance the Partnership will be able to raise sufficient proceeds through a refinancing or sale prior to the Bond maturity date, or that the terms of any such refinancing or sale will be attractive to the Partnership. In the event that the Partnership is unable to raise adequate funds to satisfy the Bonds at maturity, there is a risk of foreclosure under the Bond Mortgages.

        In order to fund the cost of addressing the environmental issues identified at the Old Orchard Shopping Center, the Partnership has determined to suspend making distributions until the Partnership's cash needs can be determined with greater certainty.

        Assuming that the Partnership is able to raise sufficient funds to satisfy the Bonds on or before November 30, 1997, the General Partner believes that the Partnership will have sufficient working capital to meet its operating requirements through the next 12 months provided that the costs of the addressing environmental issues at the Old Orchard Shopping Center are not significantly greater than the current $28,000 to $100,000 estimate. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Properties, as well as market and other conditions beyond the control of the Partnership, the possibility exists that cash flow deficiencies may occur. There are currently no material commitments for capital expenditures.

Management  is  not  aware  of  any  other  trends,   events,   commitments   or
uncertainties, that will or are likely to materially impact the Partnership's liquidity.

Cash Flows

        Net cash provided by operating activities of $129,333 for the six months ended June 30, 1997 included (i) a net loss of $155,070, (ii) non-cash adjustments of $285,050 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $647.

        Net cash provided by operating activities of $163,939 for the six months ended June 30, 1996 included (i) a net loss of $110,471, (ii) non-cash adjustments of $318,902 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $44,492.

        Net cash used in investing activities of $33,011 and $11,455 for the six months ended June 30, 1997 and June 30, 1996 respectively, was for capital expenditures for property improvements.

        Net cash used in financing activities of $102,066 and $99,852 for the six months ended June 30, 1997 and June 30, 1996 respectively, was for cash distributions to partners.

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



DATE: August 11,1997                                CONCORD MILESTONE PLUS, L.P.
                                                                  (Registrant)



                                                       BY:  CM PLUS CORPORATION
                                                                General Partner




                                                By:  /S/ Robert Mandor
                                                     --------------------------
                                                     Robert Mandor
                                                     Director and Vice President



                                                By:  /S/ Joan LeVine
                                                     --------------------------
                                                     Joan LeVine
                                                     Secretary and Treasurer