Form 10-Q
period 1997-09-30
CONCORD MILESTONE PLUS L P
filed 1997-11-12
CIK 808460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q
(mark one)

 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1997

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

                                 BALANCE SHEETS

              SEPTEMBER 30, 1997 (Unaudited) AND DECEMBER 31, 1996

                                     ASSETS

                                                                          September 30, 1997  December 31, 1996
Property, at cost
   Building and improvements ..............................................   $ 15,450,083    $ 15,359,462
   Less: accumulated depreciation .........................................      5,265,418       4,829,534
                                                                              ------------    ------------
   Building and improvements, net .........................................     10,184,665      10,529,928
   Land ...................................................................     10,987,034      10,987,034
                                                                              ------------    ------------
   Total property .........................................................     21,171,699      21,516,962

Cash and cash equivalents .................................................         94,894         326,120
Accounts receivable .......................................................        171,524         200,975
Funds held in escrow ......................................................        401,835               0
Prepaid expenses ..........................................................         35,794          22,864
Other assets, net .........................................................         62,813          16,957
Debt financing costs ......................................................        309,676           2,897
                                                                              ------------    ------------
      Total assets ........................................................   $ 22,248,235    $ 22,086,775
                                                                              ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable ....................................................   $ 16,710,000    $          0
Bonds payable, net ........................................................              0      16,473,060
Accrued interest ..........................................................              0         137,100
Accrued expenses and other liabilities ....................................        556,979         255,137
Due to affiliates .........................................................         80,000          11,985
                                                                              ------------    ------------
   Total liabilities ......................................................     17,346,979      16,877,282
                                                                              ------------    ------------

Commitments and Contingencies

Partners' capital:
   General partner ........................................................        (73,552)        (70,470)
   Limited partners:
   Class A Interests, 1,518,800 ...........................................      4,974,808       5,279,963
                                                                              ------------    ------------

   Total partners' capital ................................................      4,901,256       5,209,493
                                                                              ------------    ------------
   Total liabilities and partners' capital ................................   $ 22,248,235    $ 22,086,775
                                                                              ============    ============








                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                            September 30, 1997  September 30, 1996
Revenues:
Rent ......................................................................   $       661,118    $       638,576
Reimbursed expenses .......................................................           129,401            108,420
Interest and other income .................................................             7,835              4,966
                                                                              ---------------    ---------------

   Total revenues .........................................................           798,354            751,962
                                                                              ---------------    ---------------

Expenses:
Interest expense ..........................................................           430,341            390,735
Depreciation and amortization .............................................           141,063            160,996
Management and property expenses ..........................................           221,148            197,191
Administrative and management fees to related party .......................            28,195             25,810
Professional fees and other expenses ......................................            29,035             28,152
                                                                              ---------------    ---------------

   Total expenses .........................................................           849,782            802,884
                                                                              ---------------    ---------------

Net loss ..................................................................   $       (51,428)   $       (50,922)
                                                                              ===============    ===============

Net loss attributable to:

   Limited partners .......................................................   $       (50,914)   $       (50,413)
   General partner ........................................................              (514)              (509)
                                                                              ---------------    ---------------

Net loss ..................................................................   $       (51,428)   $       (50,922)
                                                                              ===============    ===============

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding .....................................................   $         (3.38)   $         (3.35)
                                                                              ===============    ===============

Weighted average number of 100
Class A interests outstanding .............................................            15,188             15,188
                                                                              ===============    ===============


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                                 September 30,1997  September 30, 1996
Revenues:
Rent ...........................................................................   $     1,930,091    $     1,958,228
Reimbursed expenses ............................................................           368,632            303,868
Interest and other income ......................................................            23,307             13,337
                                                                                   ---------------    ---------------

   Total revenues ..............................................................         2,322,030          2,275,433
                                                                                   ---------------    ---------------

Expenses:
Interest expense ...............................................................         1,252,941          1,172,205
Depreciation and amortization ..................................................           426,113            479,898
Management and property expenses ...............................................           598,139            604,887
Administrative and management fees to related party ............................            81,697             80,369
Professional fees and other expenses ...........................................           169,637             99,467
                                                                                   ---------------    ---------------

   Total expenses ..............................................................         2,528,527          2,436,826
                                                                                   ---------------    ---------------

Net loss .......................................................................   $      (206,497)   $      (161,393)
                                                                                   ===============    ===============

Net loss attributable to:

   Limited partners ............................................................   $      (204,432)   $      (159,779)
   General partner .............................................................            (2,065)            (1,614)
                                                                                   ---------------    ---------------

Net loss .......................................................................   $      (206,497)   $      (161,393)
                                                                                   ===============    ===============

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding ..........................................................   $        (13.60)   $        (10.63)
                                                                                   ===============    ===============

Weighted average number of 100
Class A interests outstanding ..................................................            15,188             15,188
                                                                                   ===============    ===============


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                         General            Class A
                                      Total              Partner           Interests

PARTNERS' CAPITAL (DEFICIT)
     January 1, 1997 ......   $     5,209,493    $       (70,470)   $     5,279,963

Distributions .............          (101,740)            (1,017)          (100,723)
Net Loss ..................          (206,497)            (2,065)          (204,432)
                              ---------------    ---------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
     September 30, 1997 ...   $     4,901,256    $       (73,552)   $     4,974,808
                              ===============    ===============    ===============


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                    September 30,1997    September 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................   $      (206,497)   $      (161,393)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization .................           426,113            479,898
   Change in operating assets and liabilities:
       Decrease (increase) in accounts receivable             29,451            (15,395)
       Increase in prepaid expenses ..............           (12,930)           (16,872)
       (Increase) decrease in other assets, net ..           (55,696)            42,753
       (Decrease) increase in accrued interest ...          (137,100)           390,735
       Increase (decrease) in accrued expenses and
            other liabilities ....................           301,842            (17,345)
       Increase in due to affiliate ..............            68,015             22,240
                                                     ---------------    ---------------

Net cash provided by operating activities ........           413,198            724,621
                                                     ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITY:
   Property improvements .........................           (90,621)           (88,353)
                                                     ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption on bonds payable ...................       (16,452,000)                 0
   Funds held in escrow ..........................          (401,835)                 0
   Debt financing costs ..........................          (308,228)             2,897
   Proceeds from mortgages payable ...............        16,710,000                  0
   Cash distributions to partners ................          (101,740)          (146,328)
                                                     ---------------    ---------------
   Net cash used in financing activities .........          (553,803)          (143,431)
                                                     ---------------    ---------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS ..............................          (231,226)           492,837
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD ...........................           326,120            218,872
                                                     ---------------    ---------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD .................................   $        94,894    $       711,709
                                                     ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash paid during the period for interest .........   $     1,386,252    $       781,470
                                                     ===============    ===============

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended September 30, 1997 and 1996 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1996 has been reclassified to conform to the 1997 presentation. These financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 1996.

1.    Refinancing of Bonds Payable

      As of September 30, 1997, Concord Milestone Plus, L.P. (the "Partnership"), with the assistance of Tri-Stone Mortgage Company, an affiliate of the General Partner, closed three new fixed rate first mortgage loans (the "Mortgage Loans") from Westco Real Estate Finance Corp. (the "Lender") in the amounts of $2,865,000, $8,445,000 and $5,400,000, respectively. All three
Mortgage Loans are secured by first mortgages on the Partnership's shopping centers located in Searcy, Arkansas, Valencia, California and Green Valley, Arizona (collectively, the "Properties"). Prior to September 30, 1997, the Properties were encumbered by mortgages granted by the Partnership to United States Trust Company of New York, as trustee for the benefit of the holders of the Partnership's Escalating Rate Collateralized Mortgage Bonds due November 30, 1997 (the "Bonds"). The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds. An aggregate of $17,015,650 was paid to the holders of the Bonds in connection with such redemption, of which $16,452,000 was applied to prepay the principal of the Bonds and $563,650 was applied to pay interest accrued on the Bonds through the redemption date.

      The Mortgage Loan obtained by the Partnership with respect to the Property located in Searcy, Arkansas (the "Searcy Loan") is in the principal amount of $2,865,000 and bears interest at a fixed rate of 8.125% per annum. The Searcy Loan requires monthly payments of principal and interest of $21,640 through and including September 1, 2007. On October 1, 2007, the balance of principal and interest (estimated to be $2,505,981) will be due and payable. The Searcy Loan may not be prepaid in whole or in part prior to November 1, 2003. Subsequent to October 31, 2003 and prior to May 31, 2007 it may be prepaid in whole but not in part on any payment date with a prepayment penalty equal to the greater of (i) 1% of the outstanding principal balance at such time, or (ii) the excess, if any, of the present value of the remaining scheduled principal and interest payments (including any balloon payment), discounted at the Discount Rate (as defined below), over the amount of principal being prepaid. The Searcy Loan may be prepaid without penalty on any payment date after May 31, 2007. The Discount Rate is a rate determined as of the week ending prior to the prepayment date and is based on the published rates of U.S. Government securities having maturities approximating the maturity date of the Searcy Loan. The Searcy Loan is secured by first mortgages on all three of the Partnership's Properties and a default under either of the other two Mortgage Loans will constitute a default under the Searcy Loan. The Mortgage on the Partnership's shopping center located in Searcy, Arkansas may be released at the Partnership's option after the Searcy Loan is fully paid provided that no event of default exists under any of the Mortgage Loans, the mortgagee has not given the Partnership notice of any event which, with the passage of time, would constitute an event of default, and certain other conditions are satisfied.

      The Mortgage Loan obtained by the Partnership on the Property located in Valencia, California (the "Valencia Loan") is in the principal amount of $8,455,000 and bears interest at a fixed rate of 8.125% per annum. The Valencia Loan requires monthly payments of principal and interest of $65,881 through and including September 1, 2007. On October 1, 2007, the balance of principal and interest (estimated to be $7,003,227) will be due and payable. The Valencia Loan may not be prepaid in whole or in part prior to November 1, 2003. Subsequent to October 31, 2003 and prior to May 31, 2007 it may be prepaid in whole but not in part on any payment date with a prepayment penalty equal to the greater of (i) 1% of the outstanding principal balance at such time, or (ii) the excess, if any, of the present value of the remaining scheduled principal and interest payments (including any balloon payment), discounted at the Discount Rate (as defined below), over the amount of principal being prepaid. The Valencia Loan may be prepaid without penalty on any payment date after May 31, 2007. The Discount Rate is a rate determined as of the week ending prior to the prepayment date and is based on the published rates of U.S. Government securities having maturities approximating the maturity date of the Valencia Loan. The Valencia Loan is secured by first mortgages on all three of the Partnership's Properties and a default under either of the other two Mortgage Loans will constitute a default under the Valencia Loan.

The Mortgage on the Partnership's shopping center located in Valencia, California may be released at the Partnership's option after the Valencia Loan is fully paid provided that no event of default exists under any of the Mortgage Loans, the mortgagee has not given the Partnership notice of any event which, with the passage of time, would constitute an event of default, and certain other conditions are satisfied. In connection with the Valencia Loan, the Partnership has deposited $45,000 into an escrow account (the "Valencia Escrow Account") with Lender. The funds held in the Valencia Escrow Account may be released upon the satisfactory completion of certain environmental improvements to the Property located in Valencia, California and the satisfaction of certain other conditions.

      The Mortgage Loan obtained by the Partnership on the Property located in Green Valley, Arizona (the "Green Valley Loan") is in the principal amount of $5,400,000 and bears interest at a fixed rate of 8.250% per annum. The Green Valley Loan requires monthly payments of principal and interest of $41,252 through and including September 1, 2007. On October 1, 2007, the balance of principal and interest (estimated to be $4,738,096) will be due and payable. The Green Valley Loan may not be prepaid in whole or in part prior to November 1, 2003. Subsequent to October 31, 2003 and prior to May 31, 2007 it may be prepaid in whole but not in part on any payment date with a prepayment penalty equal to the greater of (i) 1% of the outstanding principal balance at such time, or (ii) the excess, if any, of the present value of the remaining scheduled principal and interest payments (including any balloon payment), discounted at the Discount Rate (as defined below), over the amount of principal being prepaid. The Green Valley Loan may be prepaid without penalty on any payment date after May 31, 2007. The Discount Rate is a rate determined as of the week ending prior to the prepayment date and is based on the published rates of U.S. Government securities having maturities approximating the maturity date of the Green Valley Loan. The Green Valley Loan is secured by first mortgages on all three of the Partnership's Properties and a default under either of the other two Mortgage Loans will constitute a default under the Green Valley Loan. The Mortgage on the Partnership's shopping center located in Green Valley, Arizona may be released at the Partnership's option after the Green Valley Loan is fully paid provided that no event of default exists under any of the Mortgage Loans, the mortgagee has not given the Partnership notice of any event which, with the passage of time, would constitute an event of default, and certain other conditions are satisfied. In connection with the Green Valley Loan, the Partnership has deposited $150,000 into an escrow account (the "Green Valley Escrow Account") with Lender. The funds held in the Green Valley Escrow Account may be released upon the execution of a new lease or renewal lease, with a termination date of July 31, 2004 or later, by a specified tenant of the Property located in Green Valley, Arizona and the satisfaction of certain other conditions.

      CM Plus Corporation, the general partner of the Partnership, guaranteed the Partnership's obligations under the Mortgage Loans.

      As a result of the Mortgage Loans, the Partnership recorded an aggregate mortgage payable of $16,710,000 at September 30, 1997. In addition, the Lender required a deposit of $198,000 into an escrow account for payment of real estate taxes. The Mortgage Loans will require annual scheduled debt service payments aggregating $1,545,276 through September 1, 2007. On October 1, 2007, all three Mortgage Loans will become due and will require a payment currently estimated at $14,247,304.

2.    Commitments and Contingencies

      The Lender engaged an independent environmental and geotechnical consulting firm to perform environmental due diligence on the Properties at the Partnership's expense. After various tests, the consultant identified chemical contamination in the soil at a site at the Old Orchard Shopping Center in Valencia, California which it believes is attributable to improper handling of dry cleaning solvent by a tenant and its predecessors. Based on the results of soil sampling and testing and the condition of the site, the environmental consultant has concluded that the contaminated area is an excellent candidate for receipt of regulatory closure of environmental issues through the use of a health-risk assessment process which, if accepted by the California Environmental Protection Agency, would obviate the need for active remediation by the Partnership. Currently, the consultant has submitted a plan for a "risk-based closure" for the site which will require a minimum of three to four months to complete and is estimated to cost between $28,000 and $100,000, assuming that the Partnership receives regulatory agency acceptance of the plan. Based on the aforementioned, the Partnership believes it has made adequate provision in the accompanying financial statements to cover its costs associated with the environmental condition at the property.

      The Partnership currently is pursuing the course of action recommended by the environmental consultant. There can be no assurance, however, that the Partnership will be granted a health-risk-based-closure and will not be responsible for active remediation of the affected site, the cost of which cannot be estimated at this time, but which could be substantial.

3.    Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive

Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to partners. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

      Management of the Partnership does not believe that these new standards will have a material effect on the Partnership's reported operating results, per partnership interest amounts, financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      General

      Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives ;and environmental/safety requirements.

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

      The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of Bonds and 36 Class B Interests. Each Equity Unit consists of 100 Class A Interests and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 from the sale of the Bond Units.

      Results of Operations

      Comparison of Quarter Ended September 30, 1997 to Quarter Ended September 30, 1996

      Revenues of the Partnership increased $46,392, or 6.2%, to $798,354 for the quarter ended September 30, 1997 as compared to $751,962 for the quarter ended September 30, 1996, primarily due to an increase in reimbursed expenses. Reimbursed expenses increased due to increased recovery percentages on both common area expenses and real estate taxes. Additionally, refunds given to tenants in 1996 due to an incorrect billing in a prior year were charged to revenue in 1996.

      Management and property expenses increased $23,957, or 12.1%, to $221,957 for the quarter ended September 30, 1997 as compared to $197,191 for the quarter ended September 30, 1996, primarily due to an increase in real estate taxes at the Green Valley Mall located in Green Valley, Arizona resulting from county-level increases in both assessed values and tax rates which occurred during 1997.

      Interest expense increased $39,606, or 10.1%, to $430,341 for the quarter ended September 30, 1997 as compared to $390,735 for the quarter ended September 30, 1996, due to the increase in the interest rate on the Partnership's Bonds from 9.50% in 1996 to 10.0% in 1997.

      Depreciation and amortization expense decreased $19,933, or 12.4%, to $141,063 for the quarter ended September 30, 1997 as compared to $160,996 for the quarter ended September 30,1996, due to a decrease in the amortization of the net bond premium/discount in 1997.

      Comparison of Nine Months Ended September 30,1997 to Nine Months Ended September 30, 1996

      Revenues of the Partnership increased $46,597, or 2.0%, to $2,322,030 for the nine months ended September 30, 1997, as compared to $2,275,433 for the nine months ended September 30, 1996, primarily due to an increase in reimbursed expenses. Reimbursed expenses increased due to increased recovery percentages on both common area expenses and real estate taxes. Additionally, refunds given to tenants in 1996 due to an incorrect billing in a prior year were charged to revenue in 1996.

      Interest expense increased $80,736, or 6.9%, to $1,252,941 for the nine months ended September 30, 1997, as compared to $1,172,205 for the nine months ended September 30, 1996 due to the increase in the interest rate on the Partnership's Bonds from 9.5% in 1996 to 10.0% in 1997.

      Depreciation and amortization expense decreased $53,785, or 11.2%, to $426,113 for the nine months ended September 30, 1997 as compared to $479,898 for the nine months ended September 30, 1996, due to a decrease in the amortization of the net bond premium/ discount in 1997.

      Professional fees and other expenses increased $70,170, or 70.5% to $169,637 for the nine months ended September 30, 1997 as compared to $99,467 for the nine months ended September 30, 1996, primarily due to an accrual of estimated environmental and geotechnical costs for risk-based closure at the Old Orchard Shopping Center, in Valencia, California.

      Liquidity and Capital Resources

      The General Partner believes that the Partnership's working capital is sufficient to meet the Partnership's current operating requirements for the remainder of the year. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur. Currently, a significant amount of the Partnership's working capital is in the control of the lender as funds held in escrow pending resolution of certain circumstances. There are currently no material commitments for capital expenditures.

      The Partnership has suspended making distributions due to the cost of addressing environmental issues identified at the Old Orchard Shopping Center in Valencia, California and payment of certain expenses relative to the refinancing which are still outstanding. However, future debt service payments on the mortgage loans will be approximately $100,000 lower per year than the annualized 1997 scheduled payments on the redeemed Bonds. Also, an additional savings of approximately $25,000 per year will be realized because the Partnership will no longer be required to pay trustee fees on the Bonds. Resolution of the environmental situation affecting the Old Orchard Shopping Center is expected during the first quarter of 1998. The Partnership will continue to suspend distributions pending the resolution of the environmental condition.

      Management is not aware of any other trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

      Cash Flows

      Net cash provided by operating activities of $413,198 for the nine months ended September 30, 1997 included (i) a net loss of $206,497, (ii) non-cash adjustments of $426,113 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $193,582.

      Net cash provided by operating activities of $724,621 for the nine months ended September 30, 1996 included (i) a net loss of $161,393, (ii) non-cash adjustments of $479,898 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $406,116.

      Net cash used in investing activities of $90,621 and $88,353 for the nine months ended September 30, 1997 and September 30, 1996, respectively, consisted of capital expenditures for property improvements.

      Net cash used in financing activities of $553,803 for the nine months ended September 30, 1997 included (i) redemption of Bonds payable of $16,452,000, (ii) funds held in escrow of $401,835, (iii) debt financing costs of $308,228, (iv) proceeds from mortgages payable of $16,710,000 and (v) cash distributions to partners of $101,740.

      Net cash used in financing activities of $143,431 for the nine months ended September 30, 1996 included (i) debt financing costs of $2,897 and (ii) cash distributions to partners of $146,328.

PART II - OTHER INFORMATION

Item 6.  Reports on Form 8-K

      (a)    The following exhibits are included herein:

          Number        Exhibit

             3.1 Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. incorporated herein by reference to Exhibit A to the Registrant's Prospectus included as Part I of the Registrant's Post-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11 which declared effective on April 3, 1987.

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

     3.6 Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. included as Exhibit 3.6 to Registrant's Form 10-K for the fiscal year ended December 31, 1988 which is incorporated herein by reference.

             10.1 Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Green Valley, Arizona.

          Number        Exhibit

             10.2 Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Green Valley, Arizona.

             10.3 Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Green Valley, Arizona.

             10.4 Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Green Valley, Arizona.

             10.5 Tenant Occupancy Escrow and Security Agreement, dated September 23, 1997, by and between the Partnership and the Lender, relating to the property located in Green Valley, Arizona.

             10.6 Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Searcy, Arkansas.

             10.7 Mortgage, Deed of Trust and Security Agreement, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Searcy, Arkansas.

             10.8 Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Searcy, Arkansas.

             10.9 Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Searcy, Arkansas.

             10.10 Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Valencia, California.

             10.11 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Valencia, California.

          Number        Exhibit

             10.12 Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Valencia, California.

             10.13 Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Valencia, California.

             10.14 Environmental Escrow and Security Agreement, dated September 23, 1997, by and between the Partnership and the Lender, relating to the property located in Valencia, California.

             27.        Financial   Data   Schedule   Article  5  included   for
                        Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of revenues and expenses of the Partnership as of and for the nine month period ended September 30, 1997, and is qualified in its entirety by reference to such financial statements.

      (b) No reports on form 8-K were filed during the quarter for which this report is being filed.

                                                        SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:      November 8, 1996                         CONCORD MILESTONE PLUS, L.P.
       --------------------------                   ----------------------------
                                                                (Registrant)



                             BY: CM PLUS CORPORATION
                                                                 General Partner


                                               By: /S/ Robert Mandor
                                                   Robert Mandor
                                                   Director and Vice President



                                               By: /S/ Patrick S Kirse
                                                   Patrick S Kirse
                                                   Treasurer and Controller