Form 10-K
period 1997-12-31
CONCORD MILESTONE PLUS L P
filed 1998-03-27
CIK 808460

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

                   For the fiscal year ended December 31, 1997
                        Commission file number 000-16757

                          CONCORD MILESTONE PLUS, L.P.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                          52-1494615
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization)


  150 EAST PALMETTO PARK ROAD, 4TH FLOOR
        BOCA RATON, FLORIDA                                        33432
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (561) 394-9260
                                                            -------------------

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

DOCUMENTS INCORPORATED BY REFERENCE                                     NONE

                                     PART I


 Item 1.        Business.

                (a)        General Development of Business.

                Concord Milestone Plus, L.P. (the "Partnership") was organized as a Delaware limited partnership on December 12, 1986 with CM Plus Corporation, a Delaware corporation (the "General Partner"), as its general partner. The General Partner is wholly owned by Concord Assets Group, Inc. ("Concord"). The Partnership is engaged in the business of owning and operating three shopping centers. CMP Beneficial Corp., a wholly owned subsidiary of Concord, was organized under Delaware law in December 1986 for the sole purpose of holding limited partnership interests in the Partnership for the benefit of holders of the Class A Interests and Class B Interests and has engaged in no business activities other than fulfilling its obligations under the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement").

                (b)  Industry Segment Information.

                The Partnership has only one industry segment, commercial real estate. See Item 8, "Financial Statements and Supplementary Data", of this report for a summary of the Partnership's operations for the last three fiscal years.

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

                The amount of revenues attributable to the Searcy Property, the Valencia Property and the Green Valley Property (collectively, the "Properties") from tenants not affiliated with the Partnership was (i) $457,514, $1,303,348 and $1,262,050, respectively, for the fiscal year ended December 31, 1997; (ii) $409,186, $1,354,547 and $1,196,679, respectively, for the fiscal year ended December 31, 1996; and (iii) $441,239, $1,388,592 and $1,204,137, respectively, for the fiscal year ended December 31, 1995.

                See  Item  2,  "Properties",   of  this  Report  for  additional
information as to the Properties, including a description of the competitive conditions affecting them.

Employees

                The Partnership employs six people at the Green Valley Property and one person at the Searcy Property who provide general maintenance and security services. Milestone Property Management, Inc., an affiliate of the General Partner, provides all management services for the Partnership and is reimbursed for its cost of administrative services provided to the Partnership, including the pro rata cost of personnel. Aside from its officers, the General Partner has no employees. See Item 11, "Compensation", of this Report.

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

                d. Total rent - Minimum annual base rent plus percentage  rental revenue.

Refinancing of Bonds Payable

                As of September 30, 1997, the Partnership, with the assistance of Tri-Stone Mortgage Company, an affiliate of the General Partner, closed three new fixed rate first mortgage loans (the "Mortgage Loans") from Westco Real Estate Finance Corp. (the "Lender") in the amounts of $2,865,000, $8,445,000 and $5,400,000, respectively. Tri-Stone Mortgage Company did not receive any compensation for its services. All three Mortgage Loans are secured by first mortgages on all three of the Properties. Prior to September 30, 1997, the Properties were encumbered by mortgages granted by the Partnership to United States Trust Company of New York, as trustee for the benefit of the holders of the Partnership's Escalating Rate Collateralized Mortgage Bonds due November 30, 1997 (the "Bonds"). The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds. An aggregate of $17,015,650 was paid to the holders of the Bonds in connection with such redemption, of which $16,452,000 was applied to prepay the principal of the Bonds and $563,650 was applied to pay interest accrued on the Bonds through the redemption date.

                The Mortgage Loans and related terms at December 31, 1997 for the Properties are summarized as follows:

                            Principal                                Monthly
                            Balance at                              Payments of
                              December           Interest           Principal
Property/Location            31, 1997              Rate %          and Interest
-----------------         --------------           ------          ------------

Searcy, AR                    $2,861,153            8.125               $21,640
Valencia, CA                   8,429,458            8.125                65,881
Green Valley, AZ               5,392,963            8.250                41,252
                               ---------                                 ------
Total                        $16,683,574                               $128,773
                              ==========                                =======

         The Mortgage Loans require payments of principal and interest through and including September 1, 2007. On October 1, 2007, the balance of principal and interest is estimated to be $2,505,981, $7,003,227, and $4,738,096 for the Searcy, Valencia and Green Valley Properties, respectively, and will be due and payable. Subsequent to October 31, 2003 and prior to May 31, 2007, each Mortgage Loan may be prepaid in whole but not in part on any payment date with a prepayment penalty equal to the greater of (i) 1% of the outstanding principal balance at such time, or (ii) the excess, if any, of the present value of the remaining scheduled principal and interest payments (including any balloon payment), discounted at the Discount Rate (as defined below), over the amount of principal being prepaid. The Mortgage Loans may be prepaid without penalty on any payment date after May 31, 2007. The Discount Rate is a rate determined as of the week ending prior to the prepayment date and is based on the published rates of U.S. Government securities having maturities approximating the maturity date of the Mortgage Loans. The Mortgage Loans are each secured by first mortgages on all three of the Partnership's Properties and a default under any of the Mortgage Loans constitutes a default on all of the Mortgage Loans. Each mortgage may be released at the Partnership's option after the corresponding Mortgage Loan is fully paid provided that no event of default exists under any of the Mortgage Loans, the mortgagee has not given the Partnership notice of any event which, with the passage of time, would constitute an event of default, and certain other conditions are satisfied.

         In connection with the Green Valley Mortgage Loan, the Partnership has deposited $150,000 into an escrow account (the "Green Valley Escrow Account") with the Lender. The funds held in the Green Valley Escrow Account may be released upon the execution of a new lease or renewal lease, with a termination date of July 31, 2004 or later, by Abco, a tenant of the Green Valley Property and the satisfaction of certain other conditions.

         In connection with the Valencia Mortgage Loan, the Partnership deposited $45,000 into an escrow account (the "Valencia Escrow Account") with the Lender. Such amount was released to the Partnership during February 1998 after a certain environmental condition existing at the Property was shown to require no further action to the satisfaction of the State of California Environmental Protection Agency Department of Toxic Substances Contract ("DOTSC"). The cost of the various tests, studies, legal representation and negotiations with the DOTSC relating to the resolution of this environmental problem was approximately $71,000, all of which was accrued and expensed during 1997.

         CM Plus Corporation, the general partner of the Partnership, guarantees certain limited recourse obligations under the Mortgage Loans.

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

         Description. The Searcy Property, which was completed in July 1985, is a one-story masonry and steel building whose exterior is painted concrete block with masonry, brick and glass fronts. The Searcy Property contains 78,436 gross leasable square feet divided into nine units. The entire Town and Country Plaza has parking for 970 cars of which approximately 570 parking spaces are allocated to the Searcy Property.

         Operating and Tenant Information. As of March 4, 1998, there were eight tenants (including two anchor tenants) and one vacancy at the Searcy Property. The occupancy rate was 95.5%, 92.9% and 95.5% for 1997, 1996 and 1995, respectively. The average effective annual rental per square foot was $5.57, $5.24, and $5.33 for 1997, 1996, and 1995, respectively.

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

         J.C. Penney operates its department store under a lease that commenced October 2, 1985, as amended on November 5, 1996, and originally expired December 31, 2007, subject to eight five-year renewal options exercisable by J.C. Penney. On November 5, 1996, the lease was amended, to allow for J.C. Penney's expansion. Pursuant to the amendment, the expanded store opened for business on September 1, 1997, thereby changing the expiration date to 10 years from the expanded store opening date (August 31, 2007). The expansion includes 12,902 square feet of additional land, which includes 5,600 square feet of pad space previously occupied by smaller tenants. In 1997, J.C. Penney built on the 7,302 square feet of unoccupied land. The additional annual base rent due to the expansion was $40,000 and, as of January 1, 1997, the annual minimum base rent increased to $205,600 ($5.21 per square foot). The lease provides for annual percentage rent equal to 1.5% of the tenant's gross receipts in excess of $11,820,004. The total rent received from J.C. Penney in 1997 was $205,600. In addition, J.C. Penney is required to reimburse the Partnership (as an offset against percentage rent) a pro rata share of any increases in real estate taxes over the highest tax paid by the Partnership during any of the first three years of operation. J.C. Penney is also required to reimburse the Partnership for common area maintenance expenses in annual amounts per square foot of tenant space as follows: $.20 for years 1-5, $.25 for years 6-10, $.30 for years 11-15, $.35 for years 16-20 and $.50 during the option periods. J.C. Penney is required to maintain comprehensive public liability insurance of not less than $1,000,000 per occurrence of bodily injury or death and not less than $100,000 per occurrence for property damage.

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

         Stage has given notice of its intention to discontinue its operations effective April 30, 1998. Stage will still be responsible for the basic minimum rental and the average of the amounts actually received each lease year under the provisions for contingent additional rentals including real estate taxes, common area maintenance and insurance. The annual minimum rent is $81,900 ($5.25 per square foot). The total rent received from Stage in 1997 was $81,900.

         The other six tenants at the Searcy Property provide a variety of goods and services, including furniture, family shoes, ladies apparel and jewelry. These leases have varying lease terms ranging from 2 to 14 years and provide for annual minimum rents aggregating $104,793 and ranging from $6.00 per square foot to $9.00 per square foot (a weighted average of $7.54 per square foot). Most of the leases contain provisions for additional rent calculated as a specified percentage of the tenant's gross receipts above fixed minimum amounts and for reimbursement of all or a portion of the tenant's pro rata share of real estate taxes, insurance and common area maintenance expenses. One tenant leasing 1,560 square feet is on a month to month rental agreement.

         The following table shows selected lease expiration information for the Searcy Property (assuming no renewals or cancellations):
                            Gross                  % of Total
    Year of   Number of     Leasable    Annual       Annual
 Expiration    Leases       Area       Minimum       Minimum
  of Lease    Expiring    (Sq.Ft.)      Rent         Rent
------------  ---------   ---------    ----------   ---------
     1998         1         2,867       $24,513       6.3%
     1999         2         4,800        28,800       7.3%
     2000         1         5,973       (1)         ---
     2001         2        20,280       124,020      31.6%
     2007         1        39,396       205,600      52.4%
    Month to
     Month        1         1,560         9,360       2.4%
  Vacancies                 3,560       ---        ---
                 --        ------     ---------    -------
     Total        8        78,436      $392,293     100.0%
                  =        ======     =========     ======

                         (1) This  tenant  currently  pays 4% of gross  sales in
lieu of all rental obligations

                Real estate taxes on the Searcy Property are based on a tax rate of 3.41% of assessed valuation. The current assessed valuation of the Searcy Property is approximately $754,000 and real estate taxes for 1997 were approximately $26,000. Real estate taxes are subject to increases in the future that may result from reassessment and/or increases in the tax rate.

                The Partnership's adjusted federal income tax basis for the Searcy Property is approximately $3,207,000 of which $430,000 is allocated to land and $2,777,000 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 to 12 years using the straight-line method of cost recovery. In the opinion of the General Partner, the Searcy Property is adequately insured.

                Competition. There are three shopping centers within two miles to the west of the Town and Country Plaza on Race Avenue. The first shopping center consists of a Goody's department store and a Heilig-Meyers furniture store. The second shopping center consists of a Fred's discount store, Warehouse Foods, a Sears catalog store and two satellite stores. The third center consists of a Kroger food store and a Revco drugstore. Directly across the street from the Searcy Property is a Wal-Mart superstore. The Wal-Mart which relocated from the Town and Country Plaza in 1992, has since vacated and subdivided its superstore. Books-A-Million, Anthony's (owned by Stage), Hibetts Sports and TSC Tractor Supply currently occupy this space.

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

                Operating and Tenant Information. As of March 4, 1998 there were 20 tenants (including two anchor tenants) and three vacancies at the Valencia Property. The occupancy rate was 93.9, 97.1%, and 100%, in 1997, 1996, and 1995, respectively. The average effective annual rental per square foot was $11.43, $11.98 and $11.65 for 1997, 1996, and 1995, respectively.

                The two anchor tenants, Lucky Stores, Inc. ("Lucky Stores"), a full service grocery store, and Rite Aid Pharmacy ("Rite Aid") (which purchased Thrifty during 1997), a full service drug store, occupy 10% or more of the gross leasable area of the Valencia Property. Lucky Stores occupies 31,842 square feet or 30.8% of the gross leasable area of the Valencia Property. Thrifty occupies 18,125 square feet or 17.5% of the gross leasable area of the Valencia Property. The principal provisions of the leases with these anchor tenants are summarized below.

                Lucky Stores operates under a lease that commenced on July 1, 1986 and expires June 30, 2006, subject to four five-year renewal options exercisable by Lucky Stores. The annual base rent is $300,000 per year ($9.42 per square foot). The lease also provides for percentage rent equal to 1.25% of gross annual sales in excess of $38,000,000, less amounts paid by Lucky Stores for property taxes and assessments and insurance premiums. The total rent received from Lucky Stores in 1997 was $300,000. If the Valencia Property is occupied or used for specified, prohibited purposes, the percentage used in calculating percentage rent will be reduced to an amount not less than .625%. Lucky Stores is required to reimburse the Partnership for a pro rata share of real estate taxes, insurance and common area maintenance expenses (but Lucky Stores' consent is required for any single expenditure regarding the maintenance, insurance and lighting of the Property in excess of $5,000). Lucky Stores has the right to assign or sublet the lease.

                Rite Aid operates under a lease that commenced on March 25, 1965 and expires May 31, 2005, subject to four five-year renewal options exercisable by Rite Aid. Rent is payable monthly in an amount equal to 3% of the tenant's gross sales for the previous month, but not less than $45,000 annually. The total rent received from Rite Aid in 1997 was $109,787. Rite Aid is not required to reimburse the Partnership for any real estate taxes or operating expenses. Rite Aid may not sublet or assign its space without prior written consent of the Partnership, except to one of its affiliates.

                The other 18 stores in the Old Orchard Shopping Center are leased to tenants providing a variety of goods and services, including automotive, fast food, gourmet food, apparel, banking, hardware, specialty gifts, beauty supplies, dry cleaning and hairstyling. These leases have varying lease terms ranging from 3 to 35 years and provide for annual minimum rents aggregating $721,845 and ranging from $9.69 per square foot to $30.90 per square foot (a weighted average of $15.31 per square foot). Many of the leases contain provisions pursuant to which the Partnership is entitled to participate in specified percentages of tenant's gross receipts above fixed minimum amounts and to receive reimbursement for the tenant's pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance expenses. In addition, many of the leases provide that after the lease expires the tenant may continue to occupy the space subject to the existing lease, except that annual minimum rent will increase by 25% to 50%.

                The following table shows selected lease expiration and vacancy information for the Valencia Property (assuming no renewals or cancellations):

                                Gross                     % of Total
    Year of     Number of      Leasable      Annual        Annual
 Expiration        Leases         Area      Minimum        Minimum
   of Lease       Expiring      (Sq.Ft.)       Rent        Rent
 ------------  -------------   ---------    ----------    ---------
       1998           5          11,752      $197,003        18.5%
       1999           3           6,700       115,771        10.9%
       2000           3          11,880       117,598        11.0%
       2002           4           7,090       155,502        14.6%
       2003           1             420        10,053          .9%
       2005           3          27,429       170,910        16.0%
       2006           1          31,842       300,000        28.1%
     Vacancies       -            6,300                     -
                    ---        --------     ---------       -------
       Total         20         103,413    $1,066,837       100.0%
                     ==         =======     =========       ======

                The Valencia Property is subject to real estate taxes at the rate of 1.44% of assessed valuation. The current assessed valuation of the Valencia Property is $8,961,000 and the total tax for 1997 on the Valencia Property was approximately $128,600. Real estate taxes are subject to increases in the future that may result from reassessment and/or increases in the tax rate.

                The Partnership's adjusted federal income tax basis for the Valencia Property is $11,102,000 of which $6,500,000 is allocated to land and $4,602,000 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over
31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery. In the opinion of the General Partner, the Valencia Property is adequately insured.

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

Green Valley Mall
Green Valley, Arizona

                Location. The Green Valley Property, a mall complex known as the Green Valley Mall, is situated on an approximately 21.31-acre parcel in the Town of Green Valley, Arizona. It has frontages on Interstate 19 and Esperenza Boulevard, with additional access from La Canada Road. Green Valley is a planned adult community located in Pima County in the Santa Cruz River Valley approximately 25 miles south of Tucson. Green Valley has two hotels and a number of office buildings, several community centers and six 18 hole golf courses. The Green Valley Property is located at intersection 65 of Interstate 19 and Esperenza Boulevard and serves Pima County, as well as Santa Cruz County to the south.

                Description of the Property. Green Valley Mall is an open-air shopping complex originally built in the 1960's and expanded at various times throughout the 1970's and 1980's. The shopping center is comprised of several buildings, including some that are free standing, totaling 194,000 gross leasable square feet (adjusted by 1,400 square feet representing the mall office and maintenance space). The exterior construction is a combination of adobe block, split face block and painted concrete block. The mall has approximately 975 parking spaces.

                Operating and Tenant Information. As of March 4, 1998, there were 73 tenants (including three anchor tenants) and 10 vacancies at the Green Valley Property. The anchor tenants are an ABCO Supermarket (the only tenant that occupies 10% or more of the gross leasable area of the Green Valley Property), an Ace Hardware store, and Beall's Outlet. The occupancy rate was 89.3%, 90.2%, and 92.0%, for 1997, 1996, and 1995, respectively. The average effective annual rental per square foot was $5.87, $5.52, and $5.25, for 1997, 1996, and 1995, respectively.

                ABCO Supermarket occupies 38,983 square feet or approximately 20% of the gross leasable area of the Green Valley Property. The principal provisions of the lease with this anchor tenant are summarized below.

                ABCO Supermarket operates its store under a lease that expires July 31, 1999, subject to five five-year renewal options exercisable by ABCO Supermarket. The annual base rent is $68,060 ($1.75 per square foot). The lease provides for annual percentage rent equal to 1% of annual gross sales in excess of $4,000,000. The total rent received from ABCO Supermarket in 1997 was $97,290. The tenant is required to reimburse the Partnership a pro rata share of real estate taxes and common area maintenance expenses and is required to maintain liability insurance of not less than $300,000 for personal injury or death of any one person, $500,000 for injury or death of any number of persons in any one incident, and $100,000 for damage to property resulting from any one incident. ABCO Supermarket may not sublet the space or assign the lease without the Partnership's consent.

                The other 72 tenants in the mall provide a wide variety of retail goods and services, including fast food, apparel, hairstyling, insurance, books, specialty gifts, mortgage services, accounting, greenery, printing, and banking. These leases have varying lease terms ranging from 1 to 25 years and provide for payment of annual minimum rents aggregating $904,754 and ranging from $.78 per square foot to $16.72 per square foot (a weighted average of approximately $6.74 per square foot). Some of the leases contain provisions pursuant to which the Partnership is entitled to participate in a specified percentage of the tenant's gross receipts above fixed minimum amounts. Most of the leases require the tenant to reimburse the Partnership for all or some portion of the tenant's pro rata share of operating expenses including real estate taxes, insurance and common area maintenance expenses.

                The following table shows selected lease expiration (assuming no renewals or cancellations) and vacancy information:

                                  Gross                 % of Total
     Year of     Number of     Leasable    Annual         Annual
  Expiration        Leases      Area       Minimum       Minimum
    of Lease       Expiring     (Sq.Ft.)     Rent          Rent
  ------------  -------------  --------   ---------      ---------
        1998          20         28,906    $160,827         16.5%
        1999          19         56,985     227,239         23.4%
        2000          16         37,106     299,491         30.8%
        2001          10         25,866     166,514         17.1%
        2002           4          7,731      73,917          7.6%
        2003           2          4,866      26,644          2.7%
 Month to month        2         11,760      18,182          1.9%
      Vacancies       -          20,780     -                 -
                     ---         ------    --------       -------
        Total         73        194,000    $972,814        100.0%
                      ==        =======     =======        ======

                Real estate taxes on the Green Valley Property are based on a primary tax rate of 7.43% per $100 of assessed value and a secondary tax rate of 4.13% per $100 of assessed value. The Green Valley Property is currently assessed at $1,390,000 for purposes of the primary rate and $1,757,000 for purposes of the secondary rate. Real estate taxes for 1997 are approximately $176,000. Real estate taxes are subject to increases in the future that may result from reassessment and/or increases in the tax rate.

                The Partnership's adjusted federal income tax basis for the Green Valley Property is $9,525,000, of which $5,100,000 is allocated to land and $4,425,000 to the buildings and improvements. For financial statement purposes, the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery. In the opinion of the General Partner, the Green Valley Property is adequately insured.

                In 1993 and 1994, the General Partner determined, based on the current market conditions and projected future cash flows that the Partnership's investment in the Green Valley Property was impaired and recorded a $1,000,000 and $1,085,932, non-cash charge against earnings to write-down the property, respectively. In 1997, 1996 and 1995, the General Partner determined that an additional write-down was not necessary based on the projected future cash flows of the Property.

                Competition. The Green Valley Property competes directly with the 142,500 square foot Continental Shopping Plaza located at Continental Road and Interstate 19 approximately one mile south of the Green Valley Property. The Continental Shopping Plaza is anchored by a Safeway Supermarket. There is a shopping center located 3 miles to the north of the Green Valley Property in the newly incorporated town of Sahuarita. This shopping center includes a 65,000 square foot Wal-Mart Department Store and a 42,000 square foot Bashas' Food Store as anchor tenants plus 25,000 square feet of space for local tenants. Another center, which is located to the north of the

Green Valley Property, was anchored by a 45,000 square foot Kmart and 10,000 square feet of space for local tenants, and closed during 1995. A quadruplex theater is planned for the vacant Kmart to be opened in March of 1999. Since the incorporation of this town, several large areas have been rezoned for commercial development. One area located 2.5 miles north of Green Valley, called "The Quorum", was actively developed within the last 18 months. New development consists of a Full Service Gas Station/Dairy Queen with car wash, a new Holiday Inn Express, Dorson's Furniture Store, Golf etc., Carpet One, a Bar & Grill, and a Burger King which will open March of 1998.

Commitments and Contingencies

                Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the Partnership and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances. The Partnership is not aware of any other environmental conditions that will have a material effect on the financial statements.

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

                (b) As of March 4, 1998, 1,518,800 Class A Interests and 2,111,072 Class B Interests were held by approximately 1,363 and 1,460 holders, respectively.

                (c) The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners depending upon distributable cash flow and certain other conditions. Such distributions were suspended subsequent to the first quarter of 1997 due to the cost of addressing an environmental issue identified at the Valencia Property and payment of certain expenses.

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

                During its two most recent fiscal years, the Partnership has made the following cash distributions with respect to the Class A Interests:

                                       Amount of                   Portion
       Distribution                  Distribution              Representing
      With Respect                  Per 100 Class              a Return of
 To Quarter Ended:                A Interests (1)              Capital (2)
 -----------------                ---------------            -------------
 March 31, 1997                        $3.29                         $3.29
 June 30, 1997 (3)                        $0                            $0
 September 30, 1997 (3)                   $0                            $0
 December 31, 1997 (3)                    $0                            $0

 March 31, 1996                        $3.29                         $3.29
 June 30, 1996                         $3.29                         $3.29
 September 30, 1996                    $3.06                         $3.06
 December 31, 1996                     $3.30                         $3.30
---------------------------------

              (1) The amounts listed  represent  distributions  of distributable cash flow.

              (2) That portion of the total "Amount of Distribution per 100 Class A Interests" which is a return of capital. Return of capital is defined as distributions in excess of cumulative net income.

              (3) The Partnership suspended making distributions subsequent to the first quarter of 1997 due to cost of addressing an environmental issue identified at the Valencia, Property, and payment of certain expenses relative to the refinancing.

There have been no distributions with respect to the Class B Interests.

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

 Item 6.        Selected Financial Data.

                The following page sets forth a summary of the selected financial information for the Partnership. The information below should be read in conjunction with the audited financial statements.

Notes to Selected Financial Data Schedule:

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

               (d) Return of Capital is defined as distributions in excess of cumulative net income.

                (e) The net losses for 1994 and 1993 include write-downs of $1,085,932 and $1,000,000, respectively, for impairment of the Green Valley Property.

                                                    CONCORD MILESTONE PLUS, L.P.
                                                      (A Limited Partnership)
                                                      Selected Financial Data

                                    For Years Ended December31,
                                              1997            1996           1995            1994               1993
                                         ------------    ------------    ------------    ------------       -----------------
    .....................................
Operating Statement Data:
Revenue .................................$  3,046,796    $  3,009,663    $  3,061,279    $  3,156,657       $  3,106,835
Net loss ................................    (271,920)       (238,119)       (307,810)     (1,317,075)(e)     (1,225,028)(e)

Balance Sheet Data:
Total assets ............................  22,051,864      22,086,775      22,537,617      23,005,298         24,386,240
Long term debt ..........................  16,683,574      16,473,060      16,425,967      16,334,737         16,217,540
Total liabilities .......................  17,216,080      16,877,282      16,893,481      16,853,645         16,717,506

Statement of Partners' (Deficit) Capital:
     General Partner ....................     (74,207)        (70,470)        (66,124)        (61,049)           (45,878)
     Class A Interests ..................   4,909,991       5,279,963       5,710,260       6,212,702          7,714,612
     Class B Interests ..................           0               0               0               0                  0
     Total ..............................   4,835,784       5,209,493       5,644,136       6,151,653          7,668,734

Per 100 Class A Interests (a):

     Net loss (b): ......................    (17.90)         (15.68)         (20.27)       (86.72)               (80.66)

     Distributions (c): .................      3.29           12.94           13.15         13.04                 29.34

     Return of Capital (d): .............      3.29           12.94           13.15         13.04                 29.34





                                           See Notes to Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

                The Partnership commenced a public offering of Equity Units and Bond Units (together, "Units") on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated the public offering of Units on April 2, 1988. On April 14, 1988, the Partnership held its final closing on the sale of Units. The Partnership was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units from which the Partnership received aggregate net proceeds (after deduction of sales commissions, discounts and selling agent's expense otherwise required to be reimbursed to the General Partner and its Affiliates) of $29,285,960. Of such total amounts, 15,954 Bond Units and 15,188 Equity Units were sold by the Partnership during 1988 from which the Partnership received net proceeds (after deduction of sales commissions, discounts and selling agent's expense allowance and credit for organization and offering expenses) of $19,599,176. The Partnership purchased three shopping centers with the proceeds from this offering. No further acquisitions are planned and the Partnership has no plans to raise additional capital.

                On September 30, 1997, the Partnership closed three new fixed rate first mortgage loans in the amounts of $2,865,000, $8,445,000 and $5,400,000, respectively. All three Mortgage Loans are secured by first mortgages on the Searcy Property, the Valencia Property, and the Green Valley Property. The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds. The Mortgage Loans are described in further detail in Item 2.
Properties Section.

                The  Partnership  has  an  agreement  with  Milestone   Property
Management, Inc. ("MPMI"), an affiliate of the General Partner, to provide management services to the Properties. In addition, MPMI is responsible for leasing space at the properties and actively monitors all vacancies to ensure the highest occupancy rate possible. All leasing is performed by MPMI and the terms of the leases are negotiated on a lease by lease basis.

Year 2000 Compliance

                The Partnership has and will continue to make certain investments in its software systems and applications to ensure that the Partnership is year 2000 compliant. It is anticipated that the project will be completed by internal staff without significant contributions from outside contractors. Management believes that the financial impact to the Partnership of ensuring its year 2000 compliance has not been and is not anticipated to be material to the Partnership's financial position or results of operations.

Changes in Competitive Conditions

Searcy Property

                The Searcy Property has experienced a revitalization over the past three years after the Partnership found it necessary to negotiate rent reductions to prevent vacancies in 1994.

                On September 1, 1997, the J.C. Penney expansion was completed and the new expanded store opened for business. The expansion increased their existing space by 12,902 square feet. The General Partner believes the 1997 expansion has had a positive effect on the center and should increase the traffic for the other tenants. The subdivision and leasing of the former Wal-Mart superstore has had both a positive and negative effect on the center. Books-A-Million, Hibetts Sports, TSC Tractor and Anthony's (owned by Stage) currently occupy this space. The General Partner believes these new stores, especially the bookstore, will continue to be an excellent draw to the center. However, effective April 30, 1998, Stage will vacate its store primarily due to their purchase of Anthony's. Stage, which occupies 15,600 square feet, continues to be obligated under its lease until August 2001; therefore cash flows from the property is not expected to be materially affected until such lease expires.

Valencia Property

                The Valencia Property has a number of competing shopping facilities within the immediate area. In the spring of 1996, a 78,000 square foot shopping center opened on Old Orchard Street across from the Valencia Property. This center includes a 46,000 square foot Ralph's Supermarket, a 16,000 square foot drugstore and 16,000 square feet of smaller stores. This shopping center had an adverse impact on tenant sales as evidenced by a drop in percentage rent revenue in 1997 but it has not materially adversely affected the occupancy rate at the Valencia Property.

Green Valley Property

                Strong competition in the surrounding areas caused the General Partner to make capital improvements (such as canopies, painting, new signage and general appearance) at the Green Valley Property. Although occupancy has been down slightly over the past three years, the average effective annual rental per square foot has increased over the same period. Continued development of both commercial and residential areas is expected in the Green Valley area. The General Partner believes it will have continued success in negotiating lease renewals and bringing new tenants into the center.

                In 1993 and 1994, the General Partner determined, based on the current market conditions and projected future cash flows, that the Partnership's investment in the Green Valley Property was impaired and recorded a $1,000,000 and $1,085,932, non-cash charge against earnings to write-down the property, respectively. During 1997, 1996 and 1995, the General Partner determined that an additional write-down was not necessary based on the projected future cash flows of the Property.

Results of Operations

Comparison of Year Ended December 31, 1997 to 1996.

                Revenues of the Partnership increased $37,133, or 1.23%, to $3,046,796 in 1997 from $3,009,663 in 1996 primarily due to the net effect of the following:

(1)  Rent - A decrease in base rent of $40,230,  or 1.56%, to $2,543,384 in 1997 from $2,583,614 in 1996 primarily due to a decrease in percentage rent revenue at the Valencia Property due to decreased tenant sales and a drop in the occupancy rate to 93.9% in 1997 from 97.1% in 1996.

(2) Reimbursed Expenses - An increase in reimbursed expenses of $71,869, or 17.73%, to $477,312 in 1997 from $405,443 in 1996 primarily due to increased recovery percentages on both common area expenses and real estate taxes. Additionally, refunds given to tenants in 1996, due to an incorrect billing in a prior year, were charged to revenue in 1996.

(3) Other Income - An increase in other income of $5,494 primarily due to transfer fees paid by an investor in 1997.

                Management and property expenses remained consistent, increasing only $13,846, or 1.72% to $816,817 from $802,971 in 1996, due to concerted efforts by management to contain costs at the Properties.

                Professional fees and other expenses increased $77,674, or 74.45%, to $181,998 in 1997 from $104,324 in 1996, primarily due to the costs associated with the investigation and subsequent resolution of chemical contamination in the soil at a site at the Valencia Property.

                Interest expense increased $32,967, or 2.10%, to $1,602,762 in 1997 from $1,569,795 in 1996 primarily due to the scheduled increase in the interest rate on the Bonds from 9.50% in 1996 to 10.0% in 1997.

                Depreciation and amortization expense decreased $54,271, or 8.50%, to $584,414 in 1997 from $638,685 in 1996, primarily due to a decrease in amortization of net bond premium and discount in 1997.

Comparison of Year Ended December 31, 1996 to 1995.

                Revenues of the Partnership decreased $51,616, or 1.69%, to $3,009,663 in 1996 from $3,061,279 in 1995 primarily due to the net effect of the following:

(1)  Rent - An  increase  of  $10,107,  or  0.39%,  to  $2,583,614  in 1996 from
     $2,573,507 in 1995. Rent increased due to the net effect of a large new tenant at the Valencia Property increasing rental revenue; a decrease in rents due to a drop in the occupancy at the Searcy Property; and a decrease in tenant sales at the Valencia Property, which decreased percentage rents.

(2) Reimbursed Expenses - A decrease of $50,103, or 11.00%, to $405,443 in 1996 from $455,546 in 1995. Reimbursed expenses decreased due to lower reimbursed sales tax income due to a decline in the sales tax rate from 2% to 1% at the Green Valley Property; and refunds given to tenants in 1996 due to an incorrect billing in a prior year which were charged to revenue in 1996.

(3) Other Income - A decrease in other income of $11,620 primarily due to reduced interest income on lower average cash balances in 1996 than in 1995.

                Management and property expenses decreased $100,715, or 11.14%, to $802,971 in 1996 from $903,686 in 1995 primarily due to the net effect of the following:

(1) Searcy Property - A decrease in management and property expenses at the Searcy Property of $5,517, or 6.88%, to $74,516 in 1996 from $80,233 in
     1995. Management and property expenses declined in 1996 primarily as a result of a general decrease in operating expenses in 1996.

(2) Valencia Property - A decrease in management and property expenses at the Valencia Property of $29,497, or 11.91%, to $218,095 in 1996 from $247,592 in 1995. Management and property expenses declined in 1996 primarily due to a decrease in insurance expense of approximately $18,000 due to a lower premium in 1996.

(3) Green Valley Property - A decrease in management and property expenses at the Green Valley Property of $65,701, or 11.41%, to $510,160 in 1996 from $575,861 in 1995. Management and property expenses declined in 1996 primarily due to (1) a decrease in sales tax expense of approximately $12,000 due to a decrease in the tax rate to 1% in 1996 from 2% in 1995,
     (2) a decrease in repairs and maintenance of approximately $23,000 and (3) a decrease in insurance expense of approximately $14,000 due to a lower premium in 1996.

                Professional fees and other expenses decreased $37,272, or 26.32%, to $104,324 in 1996 from $141,596 in 1995 primarily due to the net effect of (1) a decrease in legal fees of approximately $51,000 due to the settlement in 1995 of a civil rights suit brought against it by a former employee, and (2) an increase in accounting fees of approximately $10,000 due to an increase in audit fees in 1996.

                Interest expense increased $44,557, or 2.92%, to $1,569,795 in 1996 from $1,525,238 in 1995 primarily due to the scheduled increase in the interest rate on the Bonds from 9.50% in 1995 to 10.0% in 1996.

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

Liquidity and Capital Resources

                The General  Partner  believes that the  Partnership's  expected revenue and working capital is sufficient to meet the Partnership's current operating requirements for the remainder of the year. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur. Currently, a significant amount of the Partnership's working capital is still in the control of the Lender as funds held in escrow pending resolution of certain circumstances even though $45,000 deposited into an escrow account was released during February 1998 as certain environmental improvements to the Valencia Property were satisfactorily completed and approved by the State of California Environmental Protection Agency. There are currently no material commitments for capital expenditures.

                The Partnership suspended making distributions subsequent to the first quarter of 1997 due to the cost of addressing an environmental issue identified at the Valencia Property and payment of certain expenses relative to the refinancing. However, future debt service payments on the Mortgage Loans will be approximately $100,000 lower per year than the annualized 1997 scheduled payments on the redeemed Bonds. The Partnership is anticipating resuming distributions as soon as the Partnership's working capital requirements are funded.

                Management is not aware of any other trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

                Net cash provided by operating activities of $479,718 for the year ended December 31, 1997 was comprised of (i) net loss of $271,920, (ii) adjustments of $584,414 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $167,224.

                Net cash provided by operating activities of $414,368 for the year ended December 31, 1996 was comprised of (i) net loss of $238,119, (ii) adjustment of $638,685 for depreciation and amortization, and (iii) a net change in operating assets and liability of $13,802.

                Net cash used in investing activities of $94,486 for the year ended December 31, 1997 was comprised of capital expenditures for building improvements.

                Net cash used in investing activities of $110,596 for the year ended December 31, 1996 was comprised of capital expenditures for building improvements and other assets at all three properties.

                Net cash used in financing activities of $453,447 for the year ended December 31, 1997 included (i) redemption of Bonds payable of $16,452,000,
(ii) funds held in escrow of $269,895,  (iii) debt financing  costs of $313,337,
(iv) proceeds from mortgages loans payable of $16,710,000, (v) principal repayments on mortgages loans payable of $26,426 and (vi) cash distributions to partners of $101,789.

                Net cash used in financing activities of $196,524 for the year ended December 31, 1996 was comprised of cash distributions to partners.

New Accounting Standards

     In February 1998, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards ("SFAS") No 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers Accounting for Pensions", No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", were issued. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. SFAS No. 132 also permits reduced disclosures for nonpublic entities.

     SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. It is not anticipated that this statement will have any material effect on disclosures presented by the Partnership.

                In  June  1997,  the  FASB  issued  SFAS  No.  130,   "Reporting
Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Enterprises that have no items of other comprehensive income in any period presented are excluded from the scope of this Statement.

                SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. Because the Partnership has no items of other comprehensive income, SFAS No. 130 will not have any material effect on current or prior period financial statement displays presented by the Partnership.

                In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

                SFAS No. 131 is effective for financial statements periods beginning after December 15, 1997. SFAS No. 131 will not have any material effect on current or prior period segment disclosures presented by the Partnership, because the Partnership operates as a single segment.

Item 8. Financial Statements and Supplementary Data.

                The financial statements and supplementary data, shown by index on page 36, begin on page 37 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                None.

                                                              PART III


Item 10.      Directors and Officers of the Registrant.

              The names, offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

                                 Has Served As a
                                  Director and/or
        Name             Age       Position Held              Officer Since (1)
---------------------    ---     ------------------           -----------------

Leonard S. Mandor (3)    51      President                   Inception (2)
                                 and Director

Robert A. Mandor (3)     45      Vice President              Inception
                                 and Director

Harvey Shore             52      Vice President              December 24, 1987

Joseph P.  Otto          44      Vice President              October 3, 1997
                                 and Secretary

Patrick Kirse            29      Treasurer and               October 3, 1997
                                 Controller
----------------------------------

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

              (2) The General Partner was incorporated on December 12, 1986 and CMP Beneficial Corp. was incorporated on December 18,1986.

              (3)   Robert A. Mandor and Leonard S. Mandor are brothers.

     LEONARD S. MANDOR is the Chief Executive Officer and a Director of Concord. Mr. Mandor is the Chairman of the Board, Chief Executive Officer and a Director of Milestone Properties, Inc. Mr. Mandor has been associated with Concord since its inception in 1981.

     ROBERT A. MANDOR is the President and a Director of Concord. For at least the past five years he has served as the President, Chief Financial Officer, and a Director of Milestone Properties, Inc. Mr. Mandor has been associated with Concord since its inception.

     HARVEY SHORE joined Concord in 1983 and is a Senior Vice President. He also serves as a Senior Vice President and Secretary of Milestone Properties, Inc. Before joining Concord he worked at Chase Manhattan Bank as a Vice President.

     JOSEPH  P.  OTTO  was  appointed   Vice  President  and  Secretary  of  the
Partnership by the Board in October 1997 to fill a vacancy. Mr. Otto is also a Vice President of Concord and has been associated with Concord since 1984. Mr. Otto is also a Vice President and Director of Milestone Properties, Inc.

     PATRICK S. KIRSE also serves as a Vice President of Milestone Properties, Inc. He is a CPA licensed in the state of Missouri. Before joining Milestone he worked as a senior auditor with Deloitte & Touche LLP.

              On February 2, 1995, the Securities and Exchange Commission filed a civil complaint against Concord in the United States District Court for the District of Columbia in connection with the proxy solicitation conducted with respect to the merger of Concord Milestone Income Fund, L.P. and Concord Milestone Income Fund II, L.P. into a publicly held corporation, Milestone Properties, Inc., in 1990. The complaint alleged that Concord violated the anti-fraud provisions of the Securities Exchange Act of 1934 through the forgery of investors' signatures on proxy cards and further alleged that Concord failed to provide certain investors in the affected partnerships with lists of partners, as required under the proxy rules. In April, 1995, Concord consented, without admitting or denying the Commission's allegations, to the entry of a final judgment ordering it to pay a civil penalty of $500,000 and enjoining it from violating Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-7 thereafter.

Compliance with Section 16(a) of the Exchange Act.

              Based on the General Partner's review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during 1997.

Item 11.      Compensation.

              During 1997, the Partnership paid or accrued:

                (i) Pursuant to the Partnership Agreement, $1,018 to the General
                    Partner as a distribution  of  distributable  cash flow (See
                    Item 5 "Market for Registrant's Units and Related Security Holders Matters" of this Report for a description of distributable cash flow).

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

              (iii) $107,725 to MPMI for property management fees for the fiscal year ended December 31, 1997. Pursuant to the management agreement between the Partnership and MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant property for which MPMI performs leasing services, 3 percent for multiple tenant property for which MPMI does not perform leasing services and 1 percent for single tenant property. The management fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization;
                    (iii) income derived from interest on investments, security deposits utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes;
                    (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.

              No officer, director, or employee of the General Partner received any direct compensation from the Partnership during the fiscal year ended December 31, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

              (a) The General Partner does not know of any beneficial owner of five percent or more of the issued and outstanding Class A Interests. The General Partner knows of only one owner of five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of March 4, 1998:

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

              The number of shares of stock, no par value, of Concord (which is the parent of the General Partner) beneficially owned by all directors of the General Partner and CMP Beneficial Corp. and all directors and officers of the General Partner and CMP Beneficial Corp. as a group as of March 4, 1998 is set forth in the following table:

                                   Amount and
                                      Nature of                          Percent
            Name of                   Beneficial                             of
     Beneficial Owner                 Ownership                           Class
    -----------------               ---------                            ------

      Leonard S. Mandor                   267                                67%
      Robert A. Mandor                    133                                33%

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

              (b) No reports of Form 8-K were filed for the three months ended December 31, 1997.

              (c)   Exhibits:



                                                                     Location of
                                                                      Exhibit in
                                                                      Sequential
 Exhibit                                                               Numbering
 Number   Description of Document                                        System


  3.1 Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit A to the Registrant's Prospectus included as Part I of the Registrant's Post-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11 (the "Registration Statement") which was declared effective on April 3, 1987.

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

 3.6 Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. included as Exhibit 3.6 to Registrant's Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by reference.

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

10.15 Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to
       Exhibit 10.1 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (the "September 1997 10-Q").

10.16 Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit
        10.2 of the September 1997 10-Q.

10.17 Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.3 of the September 1997 10-Q.

10.18 Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.4 of the September 1997 10-Q.

10.19 Tenant Occupancy Escrow and Security Agreement, dated September 23, 1997, by and between the Partnership and the Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.5 of the September 1997 10-Q.

10.20 Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit
       10.6 of the September 1997 10-Q.

10.21 Mortgage, Deed of Trust and Security Agreement, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.7 of the September 1997 10-Q.

10.22 Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.8 of the September 1997 10-Q.

10.23 Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.9 of the September 1997 10-Q.

10.24 Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to
       Exhibit 10.10 of the September 1997 10-Q.

10.25 Deed of Trust, Assignment of leases, and Rents, Security Agreement and Fixture Filing, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.11 of the September 1997 10-Q.

10.26 Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.12 of the September 1997 10-Q.

10.27 Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.13 of the September 1997 10-Q.

10.28 Environmental Escrow and Security Agreement, dated September 23, 1997, by and between the Partnership and the Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.14 of the September 1997 10-Q.

27. Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Partnership as of and for the fiscal year ended December 31, 1997, and is qualified in its entirety by reference to such financial statements.

                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 20, 1998.

                                        CONCORD MILESTONE PLUS, L.P.
                                        By:   CM PLUS CORPORATION,
                                              General Partner

                                        By:   /s/ Leonard S. Mandor
                                                Leonard S. Mandor, President

                                        CMP BENEFICIAL CORP.
                                        (Registrant of Beneficial Interests)


                                        By:   /s/ Leonard S. Mandor
                                              Leonard S. Mandor, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


By:        /s/ Leonard S. Mandor                                  March 20, 1998
           -----------------------------------------------
           Leonard S. Mandor
           President  (Principal  Executive  Officer)
           and  Director  of CM Plus
           Corporation and CMP Beneficial Corp.


By:        /s/ Robert A. Mandor                                   March 20, 1998
           -----------------------------------------------
           Robert A. Mandor
           Vice President and Director of CM Plus
           Corporation and CMP Beneficial Corp.


By:        /s/ Patrick Kirse                                      March 20, 1998
           -----------------------------------------------
           Patrick Kirse
           Treasurer and Controller (Principal
           Accounting Officer) of CM Plus
           Corporation and CMP Beneficial Corp.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE




                                                                       Page No.
1.Financial Statements:

  a.     Concord Milestone Plus, L.P.

         1.  Independent Auditors' Report .............................   37

         2.  Balance Sheets, December 31, 1997 and December 31, 1996..    38

         3.  Statements of Revenues and Expenses for the Years Ended
             December 31, 1997, 1996 and 1995 .........................   39

         4.  Statements of Changes in Partners' Capital for the Years
             Ended December 31, 1997, 1996, 1995 ......................   40

         5.  Statements of Cash Flows for the Years Ended December
             31, 1997,  1996 and 1995 .................................   41

         6.  Notes to Financial Statements ............................   42

2.Financial Schedule:

  a.     Real Estate and Accumulated Depreciation (Schedule III) ......   51

  b. Schedules not filed:

         All Schedules except Schedule III have been omitted as the required information is not applicable or the information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


Concord Milestone Plus, L.P.:

We have audited the accompanying balance sheets of Concord Milestone Plus, L.P. (the "Partnership") as of December 31, 1997 and 1996 and the related statements of revenues and expenses, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule of real estate and accumulated depreciation. These financial statements and the financial statement schedule of real estate and accumulated depreciation are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule of real estate and accumulated depreciation based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P. at December 31, 1997 and 1996 and the results of its operations, changes in partners' capital and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule of real estate and accumulated depreciation, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP
New York, New York

March 20, 1998

                                             CONCORD MILESTONE PLUS, L.P.
                                                (a Limited Partnership)
                                                    BALANCE SHEETS
                                              DECEMBER 31, 1997 and 1996


                                                                                                  December 31,    December 31,
                                                                                                          1997            1996


Property, at cost
   Building and improvements ..................................................................   $ 15,453,945    $ 15,359,462
   Less: accumulated depreciation .............................................................      5,413,087       4,829,534
                                                                                                  ------------    ------------

   Building and improvements, net .............................................................     10,040,858      10,529,928
   Land .......................................................................................     10,987,034      10,987,034
                                                                                                  ------------    ------------

   Total property .............................................................................     21,027,892      21,516,962
Cash and cash equivalents .....................................................................        257,905         326,120
Accounts receivable ...........................................................................        123,152         146,728
Restricted cash ...............................................................................        269,895            --
Debt financing costs, net .....................................................................        305,504            --
Prepaid expenses and other assets, net ........................................................         67,516          96,965
                                                                                                  ------------    ------------

   Total assets ...............................................................................   $ 22,051,864    $ 22,086,775
                                                                                                  ============    ============

Liabilities:
Mortgage loans payable ........................................................................   $ 16,683,574            --
Bonds payable, net ............................................................................           --      $ 16,473,060
Accrued interest ..............................................................................        117,308         137,100
Accrued expenses and other liabilities ........................................................        341,263         255,137
Accrued expenses payable to affiliates ........................................................         73,935          11,985
                                                                                                  ------------    ------------

   Total liabilities ..........................................................................     17,216,080      16,877,282
                                                                                                  ------------    ------------

Commitments and Contingencies

Partners' capital
   General partner ............................................................................        (74,207)        (70,470)
   Limited partners:
     Class A Interests, 1,518,800 .............................................................      4,909,991       5,279,963
     Class B Interests, 2,111,072 .............................................................           --              --
                                                                                                  ------------    ------------

   Total partners' capital ....................................................................      4,835,784       5,209,493
                                                                                                  ------------    ------------

   Total liabilities and partners' capital ....................................................   $ 22,051,864    $ 22,086,775
                                                                                                  ============    ============

                                  See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)
                       STATEMENTS OF REVENUES AND EXPENSES
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                             December 31,   December 31,   December 31,
                                                                                     1997           1996           1995
Revenues:
Rent ......................................................................   $ 2,543,384    $ 2,583,614    $ 2,573,507
Reimbursed expenses .......................................................       477,312        405,443        455,546
Interest and other income .................................................        26,100         20,606         32,226
                                                                              -----------    -----------    -----------

   Total revenues .........................................................     3,046,796      3,009,663      3,061,279
                                                                              -----------    -----------    -----------

Expenses:
Interest expense ..........................................................     1,602,762      1,569,795      1,525,238
Depreciation and amortization .............................................       584,414        638,685        657,210
Management and property expenses ..........................................       816,817        802,971        903,686
Administrative and management fees
   to related party .......................................................       132,725        132,007        141,359
Professional fees and other expenses ......................................       181,998        104,324        141,596
                                                                              -----------    -----------    -----------

   Total expenses .........................................................     3,318,716      3,247,782      3,369,089
                                                                              -----------    -----------    -----------

   Net loss ...............................................................   $  (271,920)   $  (238,119)   $  (307,810)
                                                                              ===========    ===========    ===========

Net loss attributable to:

   Limited partners .......................................................   $  (269,201)   $  (235,738)   $  (304,732)
   General partner ........................................................        (2,719)        (2,381)        (3,078)
                                                                              -----------    -----------    -----------

Net loss ..................................................................   $  (271,920)   $  (238,119)   $  (307,810)
                                                                              ===========    ===========    ===========

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding .....................................................   $    (17.90)   $    (15.68)   $    (20.27)
                                                                              ===========    ===========    ===========

Weighted average number of 100
Class A interests outstanding .............................................        15,188         15,188         15,188
                                                                              ===========    ===========    ===========

                                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31,1997, 1996 and 1995


                                                                          General         Class A         Class B
                                                         Total            Partner        Interests       Interests

PARTNERS' CAPITAL (DEFICIT)
   December 31, 1994                                   $6,151,653        $(61,049)      $6,212,702               -

Distributions                                            (199,707)         (1,997)        (197,710)              -
Net Loss                                                 (307,810)         (3,078)        (304,732)              -
                                                       ----------        --------       ----------   -------------

PARTNERS' CAPITAL (DEFICIT)
   December 31, 1995                                    5,644,136         (66,124)       5,710,260               -

Distributions                                            (196,524)         (1,965)        (194,559)              -
Net Loss                                                 (238,119)         (2,381)        (235,738)              -
                                                       ----------        --------       ----------   -------------
PARTNERS' CAPITAL (DEFICIT)
   December 31, 1996                                    5,209,493         (70,470)       5,279,963               -
                                                        ----------        --------       ----------  -------------

Distributions                                            (101,789)         (1,018)        (100,771)              -
Net Loss                                                 (271,920)         (2,719)        (269,201)              -
                                                        ---------         -------        ---------   -------------

PARTNERS' CAPITAL (DEFICIT)
   December 31, 1997                                   $4,835,784        $(74,207)      $4,909,991               -
                                                        =========         ========       =========   =============

                                  See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


                                                                      December 31,     December 31,      December 31,
                                                                        1997               1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(271,920)       $(238,119)        $(307,810)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                                          584,414          638,685           657,210
   Change in operating assets and liabilities - net:
   Decrease (increase) in accounts receivable                              23,576          (32,631)           55,714
   Decrease (increase) in prepaid expenses and other assets, net           15,364           61,846           (21,230)
   Decrease (increase) in due from affiliate, net                         -                 47,879           (47,879)
   (Decrease) increase in accrued interest                                (19,792)           6,854             3,428
   Increase (decrease) in accrued expenses and other liabilities           86,126          (82,131)          (15,995)
   Increase (decrease) in accrued expenses payable to affiliates           61,950           11,985           (38,827)
                                                                    -------------       ----------        ----------

Net cash provided by operating activities                                 479,718          414,368           284,611
                                                                     ------------        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property improvements                                                  (94,486)         (96,984)         (210,052)
   Purchase of other asset                                                -                (13,612)           -
                                                                        ----------        ---------         ----------

   Net cash used in investing activities                                  (94,486)        (110,596)         (210,052)
                                                                        ----------        ---------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of bonds payable                                        (16,452,000)         -                 -
   Restricted cash                                                       (269,895)         -                 -
   Debt financing costs                                                  (313,337)         -                 -
   Proceeds from mortgage loans payable                                16,710,000          -                 -
   Principal repayments on mortgage loans payable                         (26,426)         -                 -
   Cash distributions to partners                                        (101,789)        (196,524)         (199,707)
                                                                      -----------         --------          --------

Net cash used in financing activities                                    (453,447)        (196,524)         (199,707)
                                                                      -----------         --------          --------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                                      (68,215)         107,248          (125,148)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            326,120          218,872           344,020
                                                                      -----------        ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    257,905       $  326,120        $  218,872
                                                                      ===========        ==========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash paid during the period for interest                               $1,622,554       $1,562,941        $1,521,810
                                                                        ==========       ==========        =========

                                 See Accompanying Notes to Financial Statements

                                               CONCORD MILESTONE PLUS, L.P.
                                              NOTES TO FINANCIAL STATEMENTS
                                             December 31, 1997, 1996 and 1995

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

The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of the Partnership's Escalating Rate Collateralized Mortgage Bonds (the "Bonds") due November 30, 1997 and 36 Class B Interests ("Class B Interests"), each such interest representing an assignment of one Class B Limited Partnership Interest held by CMP Benefit Corp., a Delaware corporation (the "Assignor"), under the Amended and Restated Agreement of Limited Partnership of the Partnership Agreement (the "Partnership Agreement"). Each Equity Unit consisted of 100 Class A Interests ("Class A Interests"), each interest representing an assignment of one Class A Limited Partnership Interest held by the Assignor under the Partnership Agreement, and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 from the sale of the Class B Interests that comprised the Bond Units.

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

Property

Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements are carried at cost, and depreciated on a straight-line basis using an estimate useful life of 5 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the lease.

The Partnership's policy is to quarterly assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its properties over its remaining useful life, on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to the estimated fair value to reflect an impairment in the value of the asset. The Partnership determined that an adjustment to the carrying amount of its property was not necessary in 1997, 1996 and 1995.

Income Taxes

The Partnership makes no provision for income taxes because all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership's net assets and liabilities are $2,792,337 and 2,699,056 higher than the amounts reported for financial statement purposes at December 31, 1997 and 1996,respectively, due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes and the write-down of property during 1993 and 1994 for financial reporting purposes.

Discount on Bonds Payable and Debt Financing Costs

The Partnership amortized the original issue discount on bonds payable using the effective interest method over the term of the Bonds. The costs to obtain the new Mortgage Loans were capitalized and are being amortized over the term of such mortgages using the effective interest method.

Loss Per Class A Interest

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share" with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. The Partnership has no dilutive interests. Loss per Class A interest amounts are computed by dividing net loss allocable to the limited partners by the weighted average number of 100 Class A Interests outstanding during the year. SFAS No. 128 will not have any material effect on current or prior period financial statement displays presented by the Partnership.

Capital Structure

        In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 establishes certain standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for financial statement periods ending after December 15, 1997. SFAS No. 129 will not have any material effect on current or prior period financial statement displays presented by the Partnership.

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

Reclassifications

Certain reclassifications were made to the accompanying 1995 and 1996 financial statements to conform with the 1997 presentation.

   3.   Partnership Agreement

Pursuant to the terms of the  Partnership  Agreement the general  partner of the
Partnership,   CM  Plus  Corporation,   a  Delaware  corporation  (the  "General
Partner"), is liable for all general obligations of the Partnership to the extent not paid by the Partnership.

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

Minimum base rental income under non-cancelable tenant lease agreements, having lease terms expiring from one to nine years, at December 31, 1997 are as follows:

 Year Ended
   December 31                         Amount
        1998                        $2,456,745
        1999                         2,025,503
        2000                         1,648,368
        2001                         1,286,345
        2002                           997,996
 Thereafter                          2,767,333
     Total                         $11,182,290

The above table does not include contingent rental amounts. The total contingent rentals received in 1997, 1996, and 1995 were $163,307, $188,716, and $185,117, respectively. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant's gross receipts above fixed minimum amounts and for reimbursement of all or a portion of the tenant's pro rata share of real estate taxes, insurance and common area maintenance expenses. There was no tenant in 1997 whose rents exceed 10% of the Partnership's total revenue.

5.      Related Party Transactions

The Partnership pays fees for customary property management services ("Management Fees") equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. Management Fees incurred for the years ended December 31, 1997, 1996, and 1995 were $107,725, $107,007, and $116,359, respectively. Management Fees are payable to Milestone Property Management, Inc., a Delaware corporation and affiliate of the General Partner ("MPMI").

The Partnership also paid $25,000 to MPMI for administrative services for the years ended December 31, 1997, 1996 and 1995.

As of December 31, 1997 and 1996, the Partnership accrued $33,542 and $11,985, respectively, payable to Milestone Properties, Inc. ("MPI"), an affiliate of the General Partner for administrative and management fees. Additionally, as of December 31, 1997, the Partnership owes $40,393 to Concord Assets Group, an affiliate, relating to funds borrowed in conjunction with the bond refinancing.

Tri-Stone Mortgage Company, an affiliate of the General Partner, assisted the Partnership in obtaining three new fixed rate Mortgage Loans. No fee was paid to Tri-Stone for their assistance.

6.      Mortgage Loans Payable

As of September 30, 1997, the Partnership, with the assistance of Tri-Stone Mortgage Company, an affiliate of the General Partner, closed three new fixed rate first mortgage loans (the "Mortgage Loans") from Westco Real Estate Finance Corp. (the "Lender") in the amounts of $2,865,000, $8,445,000 and $5,400,000, respectively. All three Mortgage Loans are secured by cross-collateralized first mortgages on the Partnership's shopping centers. Prior to September 30, 1997, the shopping centers were encumbered by mortgages granted by the Partnership for the benefit of the holders of the Partnership's Bonds. The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds. An aggregate of $17,015,650 was paid to the holders of the Bonds in connection with such redemption, of which $16,452,000 was applied to prepay the principal of the Bonds and $563,650 was applied to pay interest accrued on the Bonds through the redemption date.

Bonds Payable consist of Bonds outstanding at December 31, 1996 in the principal amount of $16,452,000. The Bonds had an effective interest rate of 9.66%.

The Mortgage Loans and related terms at December 31, 1997 are summarized as follows:

                       Principal                                 Monthly
                       Balance at                             Payments of
                         December        Interest             Principal
 Property/Location      31, 1997           Rate %            and Interest
 -----------------   --------------        ------            ------------

 Searcy, AR              $2,861,153         8.125                 $21,640
 Valencia, CA             8,429,458         8.125                  65,881
 Green Valley, AZ         5,392,963         8.250                  41,252
                          ---------                                ------
 Total                  $16,683,574                              $128,773
                         ==========                               =======

The Mortgage Loans require payments of principal and interest through and including September 1, 2007. On October 1, 2007, the balance of principal and interest estimated to be $2,505,981, $7,003,227, and $4,738,096 for the Searcy, Valencia and Green Valley Properties, respectively, will be due and payable. Subsequent to October 31, 2003 and prior to May 31, 2007 each Mortgage Loan may be prepaid in whole but not in part on any payment date with a prepayment penalty equal to the greater of (i) 1% of the outstanding principal balance at such time, or (ii) the excess, if any, of the present value of the remaining scheduled principal and interest payments (including any balloon payment) over the amount of principal being prepaid. The Mortgage Loans may be prepaid without penalty on any payment date after May 31, 2007.

The scheduled principal payments of the Mortgage Loans at December 31, 1997 are as follows:

         Year Ending
         December 31
              1998                                        $170,520
              1999                                         185,171
              2000                                         197,149
              2001                                         218,023
              2002                                         236,758
         Thereafter                                     15,675,953
              Total                                    $16,683,574

In connection with the Green Valley Mortgage Loan, the Partnership has deposited $150,000 into an escrow account with the lender. The funds held in this escrow account may be released upon the execution of a new lease or renewal lease, with a termination date of July 31, 2004 or later, by a specified tenant of the Green Valley shopping center and the satisfaction of certain other conditions.

In connection with the Valencia Mortgage Loan, the Partnership deposited $45,000 into an escrow account with the lender. The funds held were released during February 1998 following the issuance of a "No Further Action" letter by the Department of Toxic Substance Control, a branch of the State of California Environmental Protection Agency ("CalEPA").

CM Plus Corporation, the general partner of the Partnership, guarantees certain limited recourse obligations under the Mortgage Loans.

         7.         Commitments and Contingencies

In conjunction with the refinancing of the Bonds, the lender engaged an independent environmental and geotechnical consulting firm to perform environmental due diligence on the properties at the Partnership's expense. After various tests, the consultant identified chemical contamination in the soil at a site at the Old Orchard Shopping Center in Valencia, California which it believed was attributable to improper handling of dry cleaning solvent by a tenant and its predecessors. During February 1998, the CalEPA issued a No Further Action letter with respect to the investigation and remediation at the Valencia Property. The cost to satisfactorily remedy this environmental problem was approximately $71,000, which was expensed during 1997.

Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the
Partnership  and/or  others  may be  held  strictly  liable  for all  costs  and liabilities relating to the clean-up of such hazardous substances. The Partnership is not aware of any other environmental conditions that will have a material effect on the financial statements.

                          CONCORD MILESTONE PLUS, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                                                               Costs
                                                                               Capitalized
                                                                               Subsequent                Gross Amount at
                                                Initial Cost                   to Acquisition   which Carried at Close of Period (A)
                                               ---------------------------     -------------   -------------------------------------
                                                                                  Land
                                                                  Building &     Building &               Building &
    Description and Location      Encumbrances     Land         Improvements   Improvements      Land    Improvements     Total
-------------------------------   ------------ ------------     ------------   ------------ ----------- ------------  --------------
Town & Country Plaza             $2,861,153        $430,000     $3,620,000      $385,142      $430,000  $4,005,142     $4,435,142
Searcy, AR

Old Orchard Shopping Center       8,429,458       6,500,000      5,075,000     1,336,406     6,500,000   6,416,906     12,916,906
Valencia, CA

Green Valley Mall                 5,392,963       5,100,000      4,587,000     1,493,363     4,057,034   5,031,897      9,088,931
Green Valley, AZ                  ---------       ---------      ---------     ---------     ---------   ---------      ---------


                                $16,683,574     $12,030,000    $13,282,000    $3,214,911   $10,987,034 $15,453,945    $26,440,979
                                 ==========      ==========     ==========     =========    ==========  ==========     ==========


                                    Accumulated           Date     Depreciation
    Description and Location        Depreciation(B)   Acquired        Life
-------------------------------    --------------   ------------    --------
Town & Country Plaza               $1,324,345        08/20/87     31.5 years
Searcy, AR

Old Orchard Shopping Center         2,062,402        01/22/88     31.5 years
Valencia, CA

Green Valley Mall                  2,026,340         04/15/88     31.5 years
Green Valley, AZ                   ---------


                                   $5,413,087
                                   =========


                                                     1997        1996         1995             1994             1993
{A) Reconciliation of investment properties owned:
        Beginning balance                          $26,346,496  $26,249,510   $26,039,458      $27,050,431      $27,787,658
        Property acquisitions/improvements              94,483       96,986       210,052           74,959          262,773
        Write-down of property                              0             0             0       (1,085,932)      (1,000,000)
                                                   ----------   -----------  ------------      -----------      -----------

        Balance at end of period                   $26,440,979  $26,346,496   $26,249,510      $26,039,458       $27,050,431
                                                    ==========   ==========    ==========       ==========        ==========

(B) Reconciliation of accumulated depreciation:
        Beginning balance                           $4,829,534   $4,253,132    $3,695,110       $3,122,666        $2,570,521
        Depreciation expense                           583,553      576,402       558,022          572,444           552,145
                                                   -----------  -----------   -----------      -----------       -----------

        Balance at end of period                   $ 5,413,087   $4,829,534    $4,253,132       $3,695,110        $3,122,666
                                                    ==========    =========     =========        =========         =========
