Form 10-Q
period 1998-03-31
CONCORD MILESTONE PLUS L P
filed 1998-05-14
CIK 808460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                                   (mark one)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

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

150 EAST PALMETTO PARK ROAD
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

                                 BALANCE SHEETS

                MARCH 31, 1998 (Unaudited) AND DECEMBER 31, 1997

                                     ASSETS

                                                                                                   March 31, 1998  December 31, 1997

Property, at cost
    Building and improvements .................................................................   $    15,469,687    $    15,453,945
    Less: accumulated depreciation ............................................................         5,574,259          5,413,087
                                                                                                  ---------------    ---------------

    Building and improvements, net ............................................................         9,895,428         10,040,858
    Land ......................................................................................        10,987,034         10,987,034
                                                                                                  ---------------    ---------------

    Total property ............................................................................        20,882,462         21,027,892

Cash and cash equivalents .....................................................................           224,139            257,905
Accounts receivable ...........................................................................           149,145            123,152
Restricted cash ...............................................................................           307,005            269,895
Prepaid expenses and other assets, net ........................................................            81,964             67,516
Debt financing costs, net .....................................................................           297,670            305,504
                                                                                                  ---------------    ---------------
      Total assets ............................................................................   $    21,942,385    $    22,051,864
                                                                                                  ===============    ===============

                                            LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage loans payable ........................................................................   $    16,636,964    $    16,683,574
Accrued interest ..............................................................................           116,985            117,308
Accrued expenses and other liabilities ........................................................           336,501            341,263
Accrued expenses payable to affiliates ........................................................            14,602             73,935
                                                                                                  ---------------    ---------------
    Total liabilities .........................................................................        17,105,052         17,216,080
                                                                                                  ---------------    ---------------

Partners' capital:
General partner ...............................................................................           (74,192)          (74,207)
Limited partners:
    Class A Interests, 1,518,800 ..............................................................         4,911,525          4,909,991
                                                                                                  ---------------    ---------------
    Total partners' capital ...................................................................         4,837,333          4,835,784
                                                                                                  ---------------    ---------------

    Total liabilities and partners' capital ...................................................   $    21,942,385    $    22,051,864
                                                                                                  ===============    ===============


                                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                                    March 31,1998    March 31, 1997
Revenues:
Rent ..........................................................................................   $       628,805   $       692,868
Reimbursed expenses ...........................................................................           109,695           115,241
Interest and other income .....................................................................             2,662             6,140
                                                                                                  ---------------   ---------------

    Total revenues ............................................................................           741,162           814,249
                                                                                                  ---------------   ---------------

Expenses:
Interest expense ..............................................................................           339,387           411,300
Depreciation and amortization .................................................................           171,801           142,606
Management and property expenses ..............................................................           177,139           191,758
Administrative and management fees to related party ...........................................            33,181            34,858
Professional fees and other expenses ..........................................................            18,105            24,395
                                                                                                  ---------------   ---------------

    Total expenses ............................................................................           739,613           804,917
                                                                                                  ---------------   ---------------

Net income ....................................................................................   $         1,549   $         9,332
                                                                                                  ===============   ===============

Net income attributable to:

    Limited partners ..........................................................................   $         1,534   $         9,239
    General partner ...........................................................................                15                93
                                                                                                  ---------------   ---------------

Net income ....................................................................................   $         1,549   $         9,332
                                                                                                  ===============   ===============

Income per weighted average
Limited Partnership 100 Class A
Interests outstanding .........................................................................   $           .10   $           .61
                                                                                                  ===============   ===============

Weighted average number of 100
Class A interests outstanding .................................................................            15,188            15,188
                                                                                                  ===============   ===============


                                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (Unaudited)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998



                                                                                           General                 Class A
                                                                      Total                Partner               Interests


PARTNERS' CAPITAL (DEFICIT)
      January 1, 1998 ...............................  $          4,835,784   $            (74,207)   $          4,909,991

Distributions .......................................                  --                     --                      --
Net Income ..........................................                 1,549                     15                   1,534
                                                       --------------------   --------------------    --------------------

PARTNERS' CAPITAL (DEFICIT)
      March 31, 1998 ................................  $          4,837,333   $            (74,192)   $          4,911,525
                                                       ====================   ====================    ====================




                                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                               March 31,1998     March 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................................   $         1,549    $         9,332
Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ....................................................           171,801            142,606
        Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable .......................................           (25,993)            14,233
        Increase in prepaid expenses and other
             assets, net .................................................................           (17,244)           (49,289)
        (Decrease) increase in accrued interest ..........................................              (323)           411,300
        (Decrease) increase in accrued expenses
             and other liabilities .......................................................            (4,762)            62,379
        (Decrease) increase in due to affiliate ..........................................           (59,333)             3,599
                                                                                             ---------------    ---------------

Net cash provided by operating activities ................................................            65,695            594,160
                                                                                             ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Property improvements ............................................................           (15,741)           (31,261)
                                                                                             ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in restricted cash ......................................................           (37,110)                 0
        Principal repayments on mortgage loans payable ...................................           (46,610)                 0
        Cash distributions to partners ...................................................                 0            (52,007)
                                                                                             ---------------    ---------------
Net cash used in financing activities ....................................................           (83,720)           (52,007)

NET (DECREASE) INCREASE IN CASH AND CASH
        EQUIVALENTS ......................................................................           (33,766)           510,892

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD ..............................................................           257,905            326,120
                                                                                             ---------------    ---------------

CASH AND CASH EQUIVALENTS,
        END OF PERIOD ....................................................................   $       224,139    $       837,012
                                                                                             ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION:

Cash paid during the period for interest .................................................   $       339,710    $             0
                                                                                             ===============    ===============

                                See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended March 31, 1998 and 1997 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1997 has been reclassified to conform to the 1998 presentation. These financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Partnership's financial statements filed on form 10-K for the year ended December 31, 1997.

Recently Issued Accounting Pronouncements

        The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. Because the Partnership has no items of other comprehensive income, adoption of this standard had no effect on current or prior financial statement displays.

        The Partnership also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the first quarter of 1998. Adoption of SFAS No. 131 did not have a material effect on disclosures presented by the Partnership, as the Partnership operates as a single segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Certain statements made in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include statements regarding the intent, belief or current expectations of the
Partnership and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other Partnerships; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.


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

Results of Operations

Comparison of Three Months Ended March 31, 1998 to Three Months Ended March 31, 1997

        The Partnership recognized net income of $1,549 for the three months ended March 31, 1998 as compared to income of $9,332 for the same period in 1997 due to the following factors:

        A decrease in revenues of $73,087, or 9.0%, to $741,162 for the three months ended March 31, 1998 as compared to $814,249 for the three months ended March 31, 1997 primarily due to the following: (1) a decrease in base rent revenue primarily due to two additional vacancies in 1998; (2) a decrease in percentage rent revenue due to a decline in tenant sales and (3) a decrease in tenant reimbursements due to a reduction in management and property expenses.

        A decrease in management and property expenses of $14,619, or 7.6%, to $177,139 for the three months ended March 31, 1998 as compared to $191,758 for the three months ended March 31, 1997 primarily due to the following: (1) common area expenses decreasing as a result of cost savings efforts by management, and
(2) reduced insurance expense due to lower insurance premiums.

        A decrease in interest expense of $71,913, or 17.5%, to $339,387 for the three months ended March 31, 1998 as compared to $411,300 for the three months ended March 31, 1997 due to a decrease of approximately 2% in the interest rate on the mortgage loans in 1998 compared to the interest rate on the bonds payable in 1997. The Partnership closed on three new fixed rate first mortgage loans in September 1997, the proceeds of which were used to redeem all of the then outstanding bonds payable.

        An increase in depreciation and amortization expense of $29,195, or 20.5%, to $171,801 for the three months ended March 31, 1998 as compared to $142,606 for the three months ended March 31,1997 primarily due to the following: (1) an increase in depreciation expense due to property improvements expenditures throughout 1997, and (2) an increase in amortization expense due to debt financing costs associated with the 1997 bond refinancing.

        A decrease in professional fees and other expenses of $6,290, or 25.8%, to $18,105 for the three months ended March 31, 1998 as compared to $24,395 for the three months ended March 31, 1997 due to trustee fees no longer being paid in 1998 as the bonds payable were refinanced during September 1997.

Liquidity and Capital Resources

        The General Partner believes that the Partnership's expected revenue and working capital is sufficient to meet the Partnership's current operating requirements for the next twelve months. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur. Currently, a significant amount (approximately $307,000) of the Partnership's working capital is still in the control of the holder of the first mortgage as funds held in escrow for real estate taxes, and pending resolution of certain circumstances. There are currently no material commitments for capital expenditures.

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

        Net cash provided by operating activities of $65,695 for the three months ended March 31, 1998 included (i) a net income of $1,549 (ii) non-cash adjustments of $171,801 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $107,655.

        Net cash provided by operating activities of $594,160 for the three months ended March 31, 1997 included (i) net income of $9,332, (ii) non-cash adjustments of $142,606 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $442,222.

        Net cash used in investing activities of $15,741 for the three months ended March 31, 1998 was for capital expenditures for property improvements.

        Net cash used in investing activities of $31,261 for the three months ended March 31, 1997 was for capital expenditures for property improvements.

        Net cash used in financing activities of $83,720 for the three months ended March 31, 1998 included (i) principal repayments on mortgage loans payable of $46,610 and (ii) an increase in restricted cash of $37,110.

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



DATE:         May 8, 1998                CONCORD MILESTONE PLUS, L.P.
       -------------------------         ----------------------------
                                                           (Registrant)



                                    BY:     CM PLUS CORPORATION
                                            General Partner




                                    By:     /S/ Robert Mandor
                                            Robert Mandor
                                            Director and Vice President



                                    By:     /S/ Patrick Kirse
                                            Patrick Kirse
                                            Treasurer and Controller