Form 10-Q
period 1998-06-30
CONCORD MILESTONE PLUS L P
filed 1998-08-12
CIK 808460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                                   (mark one)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1998

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

                                 BALANCE SHEETS

                 JUNE 30, 1998 (Unaudited) AND DECEMBER 31, 1997

                                     ASSETS

                                                                                              June 30, 1998   December 31, 1997
Property, at cost
    Building and improvements ..............................................................   $ 15,491,964    $ 15,453,945
    Less: accumulated depreciation .........................................................      5,724,066       5,413,087
                                                                                               ------------    ------------

    Building and improvements, net .........................................................      9,767,898      10,040,858
    Land ...................................................................................     10,987,034      10,987,034
                                                                                               ------------    ------------

    Total property .........................................................................     20,754,932      21,027,892

Cash and cash equivalents ..................................................................        262,733         257,905
Accounts receivable ........................................................................        197,452         123,152
Restricted cash ............................................................................        236,855         269,895
Prepaid expenses and other assets, net .....................................................         65,172          67,516
Debt financing costs, net ..................................................................        289,837         305,504
                                                                                               ------------    ------------
      Total assets .........................................................................   $ 21,806,981    $ 22,051,864
                                                                                               ============    ============

                                            LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage loans payable .....................................................................   $ 16,597,551    $ 16,683,574
Accrued interest ...........................................................................        112,943         117,308
Accrued expenses and other liabilities .....................................................        244,945         341,263
Accrued expenses payable to affiliates .....................................................         22,208          73,935
                                                                                               ------------    ------------
    Total liabilities ......................................................................     16,977,647      17,216,080
                                                                                               ------------    ------------

Partners' capital:
General partner ............................................................................        (74,272)        (74,207)
Limited partners:
    Class A Interests, 1,518,800 ...........................................................      4,903,606       4,909,991
                                                                                               ------------    ------------
    Total partners' capital ................................................................      4,829,334       4,835,784
                                                                                               ------------    ------------

    Total liabilities and partners' capital ................................................   $ 21,806,981    $ 22,051,864
                                                                                               ============    ============


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                                                      June 30,1998  June 30, 1997
Revenues:
Rent .................................................................................................   $ 673,588    $ 576,105
Reimbursed expenses ..................................................................................      95,726      123,990
Interest and other income ............................................................................       3,477        9,332
                                                                                                         ---------    ---------

    Total revenues ...................................................................................     772,791      709,427
                                                                                                         ---------    ---------

Expenses:
Interest expense .....................................................................................     342,865      411,300
Depreciation and amortization ........................................................................     160,438      142,444
Management and property expenses .....................................................................     213,386      185,233
Administrative and management fees to related party ..................................................      35,585       31,145
Professional fees and other expenses .................................................................      28,516      103,707
                                                                                                         ---------    ---------

    Total expenses ...................................................................................     780,790      873,829
                                                                                                         ---------    ---------

Net loss .............................................................................................   $  (7,999)   $(164,402)
                                                                                                         =========    =========

Net loss attributable to:

    Limited partners .................................................................................   $  (7,919)   $(162,758)
    General partner ..................................................................................         (80)      (1,644)
                                                                                                         ---------    ---------

Net loss .............................................................................................   $  (7,999)   $(164,402)
                                                                                                         =========    =========

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding ................................................................................   $    (.52)   $  (10.72)
                                                                                                         =========    =========

Weighted average number of 100
Class A interests outstanding ........................................................................      15,188       15,188
                                                                                                         =========    =========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                                                        June 30,1998  June 30, 1997
Revenues:
Rent .................................................................................................   $ 1,302,393    $ 1,268,973
Reimbursed expenses ..................................................................................       205,421        239,231
Interest and other income ............................................................................         6,139         15,472
                                                                                                         -----------    -----------

    Total revenues ...................................................................................     1,513,953      1,523,676
                                                                                                         -----------    -----------

Expenses:
Interest expense .....................................................................................       682,252        822,600
Depreciation and amortization ........................................................................       332,239        285,050
Management and property expenses .....................................................................       390,525        376,991
Administrative and management fees to related party ..................................................        68,766         66,003
Professional fees and other expenses .................................................................        46,621        128,102
                                                                                                         -----------    -----------

    Total expenses ...................................................................................     1,520,403      1,678,746
                                                                                                         -----------    -----------

Net loss .............................................................................................   $    (6,450)   $  (155,070)
                                                                                                         ===========    ===========

Net loss attributable to:

    Limited partners .................................................................................   $    (6,385)   $  (153,519)
    General partner ..................................................................................           (65)        (1,551)
                                                                                                         -----------    -----------

Net loss .............................................................................................   $    (6,450)   $  (155,070)
                                                                                                         ===========    ===========

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding ................................................................................   $      (.42)   $    (10.11)
                                                                                                         ===========    ===========

Weighted average number of 100
Class A interests outstanding ........................................................................        15,188         15,188
                                                                                                         ===========    ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998


                                                                                                      General      Class A
                                                                                      Total           Partner      Interests


PARTNERS' CAPITAL (DEFICIT)
      January 1, 1998 ..........................................................   $ 4,835,784    $   (74,207)   $ 4,909,991

Distributions ..................................................................          --             --             --
Net loss .......................................................................        (6,450)           (65)        (6,385)
                                                                                   -----------    -----------    -----------

PARTNERS' CAPITAL (DEFICIT)
      June 30, 1998 ............................................................   $ 4,829,334    $   (74,272)   $ 4,903,606
                                                                                   ===========    ===========    ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                                      June 30,1998  June 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................................................................   $  (6,450)   $(155,070)
Adjustments to reconcile net loss to net
        cash provided by operating activities:
        Depreciation and amortization ................................................................     332,239      285,050
        Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable ...................................................     (74,300)      23,741
        (Increase) decrease in prepaid expenses and
             other assets, net .......................................................................      (3,250)      11,550
        Decrease in accrued interest .................................................................      (4,365)     (43,881)
        (Decrease) increase in accrued expenses and
             other liabilities .......................................................................     (96,318)      19,928
        Decrease in due to affiliate .................................................................     (51,727)     (11,985)
                                                                                                         ---------    ---------

Net cash provided by operating activities ............................................................      95,829      129,333
                                                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Property improvements ........................................................................     (38,018)     (33,011)
                                                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Decrease in restricted cash ..................................................................      33,040            0
        Principal repayments on mortgage loans payable ...............................................     (86,023)           0
        Cash distributions to partners ...............................................................           0     (102,066)
                                                                                                         ---------    ---------
Net cash used in financing activities ................................................................     (52,983)    (102,066)

NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS ..................................................................................       4,828       (5,744)

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD ..........................................................................     257,905      326,120
                                                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS,
        END OF PERIOD ................................................................................   $ 262,733    $ 320,376
                                                                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION:

Cash paid during the period for interest .............................................................   $ 686,617    $ 822,600
                                                                                                         =========    =========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998


        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended June 30, 1998 and 1997 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1997 has been reclassified to conform to the 1998 presentation. These financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Concord Milestone Plus, L.P. (the "Partnership") financial statements filed on form 10-K for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Certain statements made in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include statements regarding the intent, belief or current expectations of the
Partnership and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other retail commercial landlords; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

Organization and Capitalization

        The Partnership was formed on December 12, 1986, for the purpose of investing in existing income-producing commercial and industrial real estate. The Partnership began operations on August 20, 1987, and currently owns and operates three shopping centers located in Searcy, Arkansas; Valencia, California; and Green Valley, Arizona.

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

Results of Operations

Comparison of Three Months Ended June 30, 1998 to Three Months Ended June 30,
1997

        The Partnership recognized a net loss of $7,999 for the three months ended June 30, 1998 as compared to a net loss of $164,402 for the same period in 1997 due to the following factors.

        Revenues increased by $63,364, or 8.9%, to $772,791 for the three months ended June 30, 1998 as compared to $709,427 for the three months ended June 30, 1997 primarily due to: (1) an increase in base rent revenue from two new tenants at the Green Valley Mall and (2) an increase in percentage rent revenue for one major tenant at the Green Valley Mall.

        Interest expense decreased by $68,435, or 16.6%, to $342,865 for the three months ended June 30, 1998 as compared to $411,300 for the three months ended June 30, 1997 due to a decrease of approximately 2% in the interest rate on the Partnership's mortgage loans in 1998 compared to the interest rate on the bonds payable in 1997. The Partnership consummated three new fixed rate first mortgage loans in September 1997, the proceeds of which were used to redeem all of the then outstanding bonds payable.

        Depreciation and amortization expense increased by $17,994, or 12.6%, to $160,438 for the three months ended June 30, 1998 as compared to $142,444 for the three months ended June 30, 1997 primarily due to: (1) an increase of $10,983 in depreciation expense caused by property improvement expenditures throughout 1997, and (2) an increase of $7,833 in amortization expense due to debt financing costs associated with the 1997 bond refinancing.

     Management and property expenses increased by $28,153, or 15.2%, to $213,386 for the three months ended June 30, 1998 as compared to $185,233 for the three months ended June 30, 1997 primarily due to an increase in real estate tax expense resulting from a significant increase in the assessed value at the Green Valley Mall in Green Valley, Arizona.

     Professional fees and other expenses decreased by $75,191, or 72.5%, to $28,516 for the three months ended June 30, 1998 as compared to $103,707 for the three months ended June 30, 1997 due to: (1) environmental expenses incurred during the second quarter of 1997 for a risk-based closure at a site at the Old Orchard Shopping Center, in Valencia, California, and (2) the termination of trustee fees of approximately $7,500 relating to the bonds which were refinanced during September 1997.

Results of Operations

Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997

        The Partnership recognized net loss of $6,450 for the six months ended June 30, 1998 as compared to a net loss of $155,070 for the same period in 1997 due to the following factors.

     Revenues decreased by $9,723, or 0.6%, to $1,513,953 for the six months ended June 30, 1998 as compared to $1,523,676 for the six months ended June 30, 1997 due to the net effect of the following: (1) an increase in base rent revenue from two new tenants, and an increase in percentage rent revenue for one major tenant, both at the Green Valley Mall and (2) a decrease in reimbursed expenses due to a decrease in billable in property expenses.

        Interest expense decreased by $140,348, or 17.1%, to $682,252 for the six months ended June 30, 1998 as compared to $822,600 for the six months ended June 30, 1997 due to a decrease of approximately 2% in the interest rate on the mortgage loans in 1998 compared to the interest rate on the bonds payable in 1997 which were retired with the proceeds of the mortgage loans.

        Depreciation and amortization expense increased by $47,189, or 16.6%, to $332,239 for the six months ended June 30, 1998 as compared to $285,050 for the six months ended June 30,1997 primarily due to: (1) an increase in depreciation expense resulting from property improvement expenditures throughout 1997, and
(2) an increase in amortization expense due to debt financing costs associated with the 1997 bond refinancing.

        Management and property expenses increased by $13,534, or 3.6%, to $390,525 for the six months ended June 30, 1998 as compared to $376,991 for the six months ended June 30, 1997 resulting from an increase in real estate tax expense caused by a significant increase in the assessment at the Green Valley Mall.

        Professional fees and other expenses decreased by $81,481, or 63.6%, to $46,621 for the six months ended June 30, 1998 as compared to $128,102 for the six months ended June 30, 1997 due to: (1) environmental expenses incurred during the second quarter of 1997 for a risk-based closure at a site at the Old Orchard Shopping Center and (2) the termination of trustee fees in 1998 relating to the bonds payable which were refinanced during September 1997.

Liquidity and Capital Resources

        The General Partner believes that the Partnership's expected revenue and working capital is sufficient to meet the Partnership's current operating requirements for the next twelve months. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur. Currently, a significant amount (approximately $237,000) of the Partnership's working capital is still in the control of the holder of the first mortgage as funds held in escrow for real estate taxes, and pending resolution of certain circumstances.

        Additionally, the Partnership anticipates paying approximately $150,000 for various property and tenant improvements during the third and fourth quarter of 1998.

        The Partnership suspended making distributions subsequent to the first quarter of 1997 due to the cost of addressing an environmental issue identified at the Valencia Property and payment of certain expenses relative to the refinancing. The Partnership is anticipating resuming distributions as soon as the Partnership's unrestricted working capital levels are adequate.

        Management is not aware of any other trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

        Net cash provided by operating activities of $95,829 for the six months ended June 30, 1998 included (i) a net loss of $6,450 (ii) non-cash adjustments of $332,239 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $229,960.

        Net cash provided by operating activities of $129,333 for the six months ended June 30, 1997 included (i) net loss of $155,070, (ii) non-cash adjustments of $285,050 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $647.

        Net cash used in investing activities of $38,018 for the six months ended June 30, 1998 was for capital expenditures for property improvements.

        Net cash used in investing activities of $33,011 for the six months ended June 30, 1997 was for capital expenditures for property improvements.

        Net cash used in financing activities of $52,983 for the six months ended June 30, 1998 included (i) principal repayments on mortgage loans payable of $86,023 and (ii) a decrease in restricted cash of $33,040.

        Net cash used in financing activities of $102,066 for the six months ended June 30, 1997 was for cash distributions to partners.

Item 6.  Exhibits and Reports on Form 8-K

(a)     The following exhibit is included herein:

        Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of revenues and expenses of the Partnership as of and for the six month period ended June 30, 1998, and is qualified in its entirety by reference to such financial statements.

                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 12, 1998                             CONCORD MILESTONE PLUS, L.P.
                                                         (Registrant)



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