Form 10-Q
period 1998-09-30
CONCORD MILESTONE PLUS L P
filed 1998-11-13
CIK 808460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                                   (mark one)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

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

                                 BALANCE SHEETS

              SEPTEMBER 30, 1998 (Unaudited) AND DECEMBER 31, 1997

                                                          ASSETS
                                                                                September 30, 1998  December 31, 1997
Property, at cost
    Building and improvements .......................................................$   15,519,996 $   15,453,945
    Less: accumulated depreciation ..................................................     5,871,806      5,413,087
                                                                                     -------------- --------------

    Building and improvements, net ..................................................     9,648,190     10,040,858
    Land ............................................................................    10,987,034     10,987,034
                                                                                     -------------- --------------

    Total property ..................................................................    20,635,224     21,027,892

Cash and cash equivalents ...........................................................       389,623        257,905
Accounts receivable .................................................................       197,198        123,152
Restricted cash .....................................................................       320,510        269,895
Prepaid expenses and other assets, net ..............................................        96,182         67,516
Debt financing costs, net ...........................................................       282,003        305,504
                                                                                     -------------- --------------
      Total assets ..................................................................$   21,920,740 $   22,051,864
                                                                                     ============== ==============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage loans payable ..............................................................$   16,557,283 $   16,683,574
Accrued interest ....................................................................       112,669        117,308
Accrued expenses and other liabilities ..............................................       359,358        341,263
Accrued expenses payable to affiliates ..............................................        22,759         73,935
                                                                                     -------------- --------------
    Total liabilities ...............................................................    17,052,069     17,216,080
                                                                                     -------------- --------------

Partners' capital:
General partner .....................................................................       (73,878)       (74,207)
Limited partners:
    Class A Interests, 1,518,800 ....................................................     4,942,549      4,909,991
                                                                                     -------------- --------------
    Total partners' capital .........................................................     4,868,671      4,835,784
                                                                                     -------------- --------------

    Total liabilities and partners' capital .........................................$   21,920,740 $   22,051,864
                                                                                     ============== ==============


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                                                                   September 30, 1998  September 30, 1997

Revenues:
Rent ...............................................................................$       657,883 $       661,118
Reimbursed expenses ................................................................        140,716         129,401
Interest and other income ..........................................................          1,802           7,835
                                                                                    --------------- ---------------

    Total revenues .................................................................        800,401         798,354

Expenses:
Interest expense ...................................................................        345,777         430,341
Depreciation and amortization ......................................................        158,370         141,063
Management and property expenses ...................................................        199,035         221,148
Administrative and management fees
    to related party ...............................................................         32,087          28,195
Professional fees and other expenses ...............................................         25,795          29,035
                                                                                    --------------- ---------------

    Total expenses .................................................................        761,064         849,782
                                                                                    --------------- ---------------

Net income (loss) ..................................................................$        39,337 $       (51,428)
                                                                                    =============== ===============

Net income (loss) attributable to:

    Limited partners ...............................................................$        38,944 $       (50,914)
    General partner ................................................................            393            (514)
                                                                                    --------------- ---------------

Net income (loss) ..................................................................$        39,337 $       (51,428)
                                                                                    =============== ===============

Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding ..............................................................$          2.59 $         (3.39)
                                                                                    =============== ===============

Weighted average number of 100
Class A interests outstanding ......................................................         15,188          15,188
                                                                                    =============== ===============




                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                       September 30, 1998           September 30, 1997
Revenues:
Rent ...............................................................................$     1,960,276 $     1,930,091
Reimbursed expenses ................................................................        346,137         368,632
Interest and other income ..........................................................          7,941          23,307
                                                                                    --------------- ---------------

    Total revenues .................................................................      2,314,354       2,322,030
                                                                                    --------------- ---------------

Expenses:
Interest expense ...................................................................      1,028,029       1,252,941
Depreciation and amortization ......................................................        490,609         426,113
Management and property expenses ...................................................        589,560         598,139
Administrative and management fees
    to related party ...............................................................        100,853         100,447
Professional fees and other expenses ...............................................         72,416         150,887
                                                                                    --------------- ---------------

    Total expenses .................................................................      2,281,467       2,528,527
                                                                                    --------------- ---------------

Net income (loss) ..................................................................$        32,887 $      (206,497)
                                                                                    =============== ===============

Net income (loss) attributable to:

    Limited partners ...............................................................$        32,558 $      (204,432)
    General partner ................................................................            329          (2,065)
                                                                                    --------------- ---------------

Net income (loss) ..................................................................$        32,887 $      (206,497)
                                                                                    =============== ===============

Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding ..............................................................$          2.17 $        (13.60)
                                                                                    =============== ===============

Weighted average number of 100
Class A interests outstanding ......................................................         15,188 $        15,188
                                                                                    =============== ===============






                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                       General        Class A
                                   Total              Partner        Interests


PARTNERS' CAPITAL (DEFICIT)
      January 1, 1998            $4,835,784          $(74,207)      $4,909,991

Distributions                         -----             -----            -----
Net income                           32,887               329           32,558
                                -----------         ---------      -----------

PARTNERS' CAPITAL (DEFICIT)
      September 30, 1998         $4,868,671          $(73,878)      $4,942,549
                                  =========           =======        =========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                 September 30, 1998   September 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..................................................................$        32,887 $      (206,497)

Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
        Depreciation and amortization ..............................................        490,609         426,113
        Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable .................................        (74,046)         29,451
        Increase in prepaid expenses and other assets, net .........................        (37,056)        (68,626)
        Decrease in accrued interest ...............................................         (4,639)       (137,100)
        Increase in accrued expenses and other liabilities .........................         18,095         301,842
        (Decrease) increase in accrued expenses payable
             to affiliate ..........................................................        (51,176)         68,015
                                                                                    --------------- ---------------

Net cash provided by operating activities ..........................................        374,674         413,198
                                                                                    --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Property improvements ......................................................        (66,050)        (90,621)
                                                                                    --------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemption on bonds payable ................................................              0     (16,452,000)
        Proceeds from mortgages payable ............................................              0      16,710,000
        Debt financing costs .......................................................              0        (308,228)
        Increase in restricted cash ................................................        (50,615)       (401,835)
        Principal repayments on mortgage loans payable .............................       (126,291)              0
        Cash distributions to partners .............................................              0        (101,740)
                                                                                    --------------- ---------------
Net cash used in financing activities ..............................................       (176,906)       (553,803)
                                                                                    --------------- ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS ................................................................        131,718        (231,226)

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD ........................................................        257,905         326,120
                                                                                    --------------- ---------------

CASH AND CASH EQUIVALENTS,
        END OF PERIOD ..............................................................$       389,623 $        94,894
                                                                                    =============== ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION:

Cash paid during the period for interest ...........................................$     1,032,668 $     1,386,252
                                                                                    =============== ===============




                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended September 30, 1998 and 1997 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1997 has been reclassified to conform to the 1998 presentation. These financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Concord Milestone Plus, L.P. (the "Partnership") financial statements filed on form 10-K for the year ended December 31, 1997.

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

        The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of Bonds and 36 Class B Interests. Each Equity Unit consists of 100 Class A Interests and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 which represent the Class B Interests from the sale of the Bond Units. The Bonds were redeemed during September 1997.

Recent Developments

        On October 28, 1998, the Partnership dismissed the accounting firm of Deloitte & Touche LLP as the Partnership's independent auditor to audit the Partnership's financial statements. The dismissal of Deloitte & Touche LLP was not the result of any disagreements between the Partnership and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On November 2, 1998, the Partnership retained the accounting firm of Ahearn, Jasco + Company, P.A. as its new independent auditor to audit the Partnership's financial statements for the fiscal year ending December 31, 1998. The decision to change accounting firms as the Partnership's independent auditor to audit the Partnership's financial statements was approved by the Audit Committee of the Board of Directors of CM Plus Corporation, General Partner of the Partnership, and reported on the Partnership's Form 8-K dated October 28, 1998.

Year 2000 Issues

        Year 2000 compliance programs and information systems modifications were initiated by the Partnership in early 1998 in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier and other third-party interfaces. Review of the systems affecting the Partnership and its properties is progressing. The costs of Year 2000 program to date have not been material, and the Partnership does not anticipate that the costs of any required modifications to its information technology or embedded technology systems will have a material effect on its financial position, results of operations or liquidity.

        In the event that the Partnership or material third parties fail to complete their Year 2000 compliance programs successfully and on time, the Partnership's ability to operate its properties or to bill or collect its revenues in a timely manner could be adversely affected. Management does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the Partnership. The Partnership has day-to-day operational contingency plans, and management is in the process of updating these plans for possible Year 2000 specific operational requirements.

Results of Operations

Comparison of Three Months Ended September 30, 1998 to Three Months Ended September 30, 1997

        The Partnership recognized a net income of $39,337 for the three months ended September 30, 1998 as compared to a net loss of $51,428 for the same period in 1997 due to the following factors.

        Revenues increased by $2,047, or 0.3%, to $800,401 for the three months ended September 30, 1998 as compared to $798,354 for the three months ended September 30, 1997 primarily due to an increase in reimbursed expenses resulting from an increase in billable property expenses.

        Interest expense decreased by $84,564, or 19.7%, to $345,777 for the three months ended September 30, 1998 as compared to $430,341 for the three months ended September 30, 1997 due to a decrease of approximately 2% in the interest rate on the Partnership's mortgage loans in 1998 compared to the interest rate on the bonds payable in 1997. The Partnership consummated three new fixed rate first mortgage loans in September 1997, the proceeds of which were used to redeem all of the then outstanding bonds payable.

        Depreciation and amortization expense increased by $17,307, or 12.3%, to $158,370 for the three months ended September 30, 1998 as compared to $141,063 for the three months ended September 30, 1997 primarily due to: (1) an increase in depreciation expense caused by property improvement expenditures throughout 1997 and 1998, and (2) an increase in amortization expense due to debt financing costs associated with the 1997 bond refinancing.

        Management and property expenses decreased by $22,113, or 10.0%, to $199,035 for the three months ended September 30, 1998 as compared to $221,148 for the three months ended September 30, 1997 primarily due to: (1) a decrease in common area expenses due to cost savings efforts by management, and (2) the effects of real estate tax expense on the three months ended September 30, 1998.

Results of Operations

Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997

        The Partnership recognized net income of $32,887 for the nine months ended September 30, 1998 as compared to a net loss of $206,497 for the same period in 1997 due to the following factors.

        Revenues decreased by $7,676, or 0.3%, to $2,314,354 for the nine months ended September 30, 1998 as compared to $2,322,030 for the nine months ended September 30, 1997 due to the net effect of the following: (1) an increase in base rent revenue from two new tenants, and an increase in percentage rent revenue for one major tenant, both at the Green Valley Mall and (2) a decrease in reimbursed expenses due to a decrease in management and property expenses in 1998.

        Interest expense decreased by $224,912, or 17.9%, to $1,028,029 for the nine months ended September 30, 1998 as compared to $1,252,941 for the nine months ended September 30, 1997 due to a decrease of approximately 2% in the interest rate on the mortgage loans in 1998 compared to the interest rate on the bonds payable in 1997 which were retired with the proceeds of the mortgage loans.

        Depreciation and amortization expense increased by $64,496, or 15.1%, to $490,609 for the nine months ended September 30, 1998 as compared to $426,113 for the nine months ended September 30,1997 primarily due to: (1) an increase in depreciation expense resulting from property improvement expenditures throughout 1997 and 1998, and (2) an increase in amortization expense due to debt financing costs associated with the 1997 bond refinancing.

        Management and property expenses decreased by $8,579, or 1.4%, to $589,560 for the nine months ended September 30, 1998 as compared to $598,139 for the nine months ended September 30, 1997 primarily due to a decrease in common area expenses due to cost savings efforts by management.

        Professional fees and other expenses decreased by $78,471, or 52.0%, to $72,416 for the nine months ended September 30, 1998 as compared to $150,887 for the nine months ended September 30, 1997 due to: (1) environmental expenses incurred during the second quarter of 1997 for a risk-based closure at a site at the Old Orchard Shopping Center and (2) the termination of trustee fees in 1998 relating to the bonds payable which were refinanced during September 1997.

Liquidity and Capital Resources

        The General Partner believes that the Partnership's expected revenue and working capital is sufficient to meet the Partnership's current operating requirements for the next twelve months. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur. Currently, a significant amount (approximately $320,000) of the Partnership's working capital is still in the control of the holder of the first mortgage as funds held in escrow for real estate taxes, and pending resolution of certain circumstances.

        Additionally, the Partnership is in the process of completing various property and tenant improvements which are expected to cost approximately $130,000 and be paid during the fourth quarter of 1998.

        The Partnership suspended making distributions subsequent to the first quarter of 1997 due to the cost of addressing an environmental issue identified at the Valencia Property and payment of certain expenses relative to the refinancing. Additionally, during 1998, the Partnership is incurring significant capital costs relating to parking lot repairs, HVAC, tenant improvements and leasing costs. The Partnership is anticipating resuming distributions as soon as the Partnership's unrestricted working capital levels are adequate.

        Management is not aware of any other trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

        Net cash provided by operating activities of $374,674 for the nine months ended September 30, 1998 included (i) a net income of $32,887 (ii) non-cash adjustments of $490,609 for depreciation and amortization expense and
(iii) a net change in operating assets and liabilities of $148,822.

        Net cash provided by operating activities of $413,198 for the nine months ended September 30, 1997 included (i) net loss of $206,497, (ii) non-cash adjustments of $426,113 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $193,582.

        Net cash used in investing activities of $66,050 for the nine months ended September 30, 1998 was for capital expenditures for property improvements.

        Net cash used in investing activities of $90,621 for the nine months ended September 30, 1997 was for capital expenditures for property improvements.

        Net cash used in financing activities of $176,906 for the nine months ended September 30, 1998 included (i) principal repayments on mortgage loans payable of $126,291 and (ii) an increase in restricted cash of $50,615.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)     The following exhibit is included herein:

        Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of revenues and expenses of the Partnership as of and for the nine month period ended September 30, 1998, and is qualified in its entirety by reference to such financial statements.

                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 13, 1998                         CONCORD MILESTONE PLUS, L.P.
                                                       (Registrant)



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