Form 10-K
period 1998-12-31
CONCORD MILESTONE PLUS L P
filed 1999-03-30
CIK 808460

Exhibit Index p.23
                                                        Exhibits begin p. (n/a)
                                                        Total pages:  43

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                           OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1998
                        Commission file number 000-16757

                          CONCORD MILESTONE PLUS, L.P.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                52-1494615
(State or other  jurisdiction of             (IRS Employer Identification No.)
incorporation  or  organization)


150 EAST PALMETTO PARK ROAD, 4TH FLOOR
         BOCA RATON, FLORIDA                                 33432
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code               (561) 394-9260
                                                                ---------------

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

DOCUMENTS INCORPORATED BY REFERENCE                                 NONE

                                                               PART I


                This Form 10-K and any documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership's (as defined below) industry, management beliefs, and certain assumptions made by the Partnership's management and involve known and unknown risks, uncertainties and other factors. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                (b)  Industry Segment Information.

                The Partnership has only one industry segment, commercial real estate. See Item 6, "Selected Financial Data", of this report for a summary of the Partnership's operations for the last five fiscal years.

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

                The amount of revenues attributable to the Searcy Property, the Valencia Property and the Green Valley Property (collectively, the "Properties") from tenants not affiliated with the Partnership was (i) $438,026, $1,347,971 and $1,296,987, respectively, for the fiscal year ended December 31, 1998; (ii) $457,514, $1,303,348 and $1,262,050, respectively, for the fiscal year ended December 31, 1997; and (iii) $409,186, $1,354,547 and $1,196,679, respectively, for the fiscal year ended December 31, 1996. There are no affiliated tenants.

                See Item 2, "Properties", of this Report for additional information as to the Properties, including a description of the competitive conditions affecting them, and for certain environmental issues previously affecting the Valencia Property.

Employees

                The Partnership employs six people at the Green Valley Property who provide general maintenance and security services. Milestone Property Management, Inc., an affiliate of the General Partner, provides all management services for the Partnership and is reimbursed for its cost of administrative services provided to the Partnership, including the pro rata cost of personnel. Aside from its officers, the General Partner has no employees.
 See Item 11, "Compensation", of this  Report.

Impact of Year 2000

                Year 2000 compliance programs and information systems modifications were initiated by the Partnership's affiliated management company, Milestone Property Management, Inc. ("MPMI") in early 1998 in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new system hardware and software, and by monitoring supplier, customer and other third party readiness. Such modifications are expected to be completed by MPMI by September 1999. There have been no costs charged to the Partnership for the Year 2000 program being completed by MPMI. The Partnership does not anticipate that the costs of any required modifications by MPMI to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity, although there can be no assurances that this will be the case.

                MPMI has contacted many of the Partnership's major customers, suppliers and vendors to inquire about their Year 2000 compliance programs. MPMI has not received responses from all those contacted, but those who have responded do not indicate any problems at this time. In the event that MPMI or material third parties fail to complete their Year 2000 compliance programs successfully and on time, the Partnership's ability to operate its business, service tenants, bill or collect its revenue in a timely manner could be adversely affected. Although there can be no assurance that the conversion of the Partnership's systems will be successful or that the Partnership's key third-party relationships will have successful conversion programs, the General Partner does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the Partnership, although there can be no assurances that this will be the case. The Partnership has day-to-day operational contingency plans, and the General Partner is in the process of updating these plans for possible Year 2000 specific operational requirements.

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

                b. Leasable  area - The area (square  footage) for which rent is charged.

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

     The Mortgage Loans and related terms at December 31, 1998 for the Properties are summarized as follows:

                       Principal                   Monthly
                      Balance at                 Payments of
                       December     Interest       Principal
Property/Location      31, 1998       Rate %     and Interest
-----------------   --------------    ------     ------------

Searcy, AR              $2,836,228    8.125          $21,640
Valencia, CA             8,329,540    8.125           65,881
Green Valley, AZ         5,347,286    8.250           41,252
                         ---------                    ------
Total                  $16,513,054                  $128,773
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

                In connection  with the Valencia  Mortgage Loan, the Partnership deposited $45,000 into an escrow account (the "Valencia Escrow Account") with the Lender. Such amount was released to the Partnership during February 1998 after a certain environmental condition existing at the Property was shown to require no further action to the satisfaction of the State of California
Environmental   Protection  Agency  Department  of  Toxic  Substances  Control
("DOTSC"). The cost of the various tests, studies, legal representation and negotiations with the DOTSC relating to the resolution of this environmental problem was approximately $71,000, all of which was accrued and expensed during 1997.

                CM Plus Corporation, the general partner of the Partnership, guarantees certain limited recourse obligations under the Mortgage Loans.

The Searcy Property
Searcy, Arkansas

                Location. The Searcy Property is situated on an irregularly shaped parcel of approximately 10.78 acres, which has frontages on Race Avenue and Frontage Road in the City of Searcy, Arkansas. Searcy, the county seat of White County, is located in the central portion of the State of Arkansas, approximately 50 miles northeast of Little Rock, Arkansas. The Searcy Property is part of a two-mile stretch of commercial development along Race Avenue that is the main shopping area for the city, county and surrounding areas. Searcy's marketing area includes all of White County and portions of surrounding counties.

                The Searcy Property is part of a larger shopping complex known as the Town and Country Plaza. In addition to the Searcy Property, the Town and Country Plaza consists of an approximately seven acre parcel (formerly the site of a free-standing Wal-Mart department store which is now sub-divided into four retail stores) and five adjacent out parcels totaling 3.86 acres.

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

                Taxes. The Partnership's adjusted federal income tax basis for the Searcy Property is approximately $3,157,000 of which $430,000 is allocated to land and $2,727,000 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 to 12 years using the straight-line method of cost recovery. In the opinion of the General Partner, the Searcy Property is adequately insured.

                Competition. There are three shopping centers within two miles to the west of the Town and Country Plaza on Race Avenue. The first shopping center consists of a Goody's department store and a vacant Heilig- Meyers furniture store. The second shopping center consists of a Fred's discount store, Warehouse Foods, a Sears catalog store and two satellite stores. The third center consists of a Kroger food store and a Revco drugstore. Directly across the highway from the Searcy Property is a Wal-Mart superstore. The Wal-Mart which relocated from the Town and Country Plaza in 1992, has since vacated and subdivided its superstore. Books-A-Million, Stage, Hibetts Sports and TSC Tractor Supply currently occupy this space.

                Operating and Tenant Information. As of March 1, 1999, there were nine tenants including, two anchor tenants, at the Searcy Property. The two anchor tenants are a J.C. Penney department store and a Stage apparel store which has vacated the premises. Stage remains responsible under the terms of the lease through July, 2001. The other seven tenants provide a variety of goods and services. The occupancy rate was 95.5%, 95.5% and 92.9% in 1998, 1997 and 1996, respectively.

                The tables on pages 8 and 9 further describe and summarize certain operating data and tenant information for the Property.

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

                Taxes. The Partnership's adjusted federal income tax basis for the Valencia Property is $10,946,000 of which $6,500,000 is allocated to land and $4,446,000 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over
31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery. In the opinion of the General Partner, the Valencia Property is adequately insured.

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

                Operating and Tenant Information. As of March 1, 1999, there were 21 tenants, including two anchor tenants, at the Valencia Property. The two anchor tenants are a Lucky Store grocery and a Rite Aid pharmacy. The other 19 tenants provide a variety of goods and services. The occupancy rate was 96.6%, 93.9% and 97.1% in 1998, 1997 and 1996, respectively.

                The tables on pages 8 and 9 further describe and summarize certain operating data and tenant information for the Property.

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

                Description of the Property. Green Valley Mall is an open-air shopping complex originally built in the 1960's and expanded at various times throughout the 1970's and 1980's. The shopping center is comprised of several buildings, including some that are free standing, totaling 194,750 gross leasable square feet (adjusted by 1,800 square feet representing the mall office). The exterior construction is a combination of adobe block, split face block and painted concrete block. The mall has approximately 975 parking spaces.

                Taxes. The Partnership's adjusted federal income tax basis for the Green Valley Property is $9,391,000, of which $5,100,000 is allocated to land and $4,291,000 to the buildings and improvements. For financial statement purposes, the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery. In the opinion of the General Partner, the Green Valley Property is adequately insured.

                Other Information. In 1993 and 1994, the General Partner determined, based on the current market conditions and projected future cash flows that the Partnership's investment in the Green Valley Property was impaired and recorded a $1,000,000 and $1,085,932, non-cash charge against earnings to write-down the property, respectively. Since 1994, the General Partner has determined that an additional write-down was not necessary based on the projected future cash flows of the Property.

                Competition. The Green Valley Property competes directly with the 142,500 square foot Continental Shopping Plaza located at Continental Road and Interstate 19 approximately one mile south of the Green Valley Property. The Continental Shopping Plaza is anchored by a Safeway Supermarket. There is a shopping center located 3 miles to the north of the Green Valley Property in the newly incorporated town of Sahuarita. This shopping center includes a 65,000 square foot Wal-Mart Department Store and a 42,000 square foot Bashas' Food Store as anchor tenants plus 25,000 square feet of space for local tenants. Another center, which is located to the north of the Green Valley Property, was anchored by a 45,000 square foot Kmart and 10,000 square feet of space for local tenants, and closed during 1995. A quadruplex theater is planned to be built adjacent to Kmart with a projected opening of April 2000. Since the incorporation of this town, several large areas have been rezoned for commercial development. One area located 2.5 miles north of Green Valley, called "The Quorum", a small group of shops, was actively developed within the last 18 months.

                Operating and Tenant Information. As of March 1, 1999, there were 71 tenants, including three anchor tenants, at the Green Valley Property. The three anchor tenants include an Abco grocery, a Beall's outlet store and an Ace Hardware store. The other 68 tenants provide a variety of goods and services. The occupancy rate was 86.5%, 89.3% and 90.2% in 1998, 1997 and 1996, respectively.

                During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. No replacement tenant has yet been identified, however, the Partnership is in the process of retaining a large regional real estate brokerage firm to help market the space. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the failure of Abco to renew its lease. In the short term, however, the vacancy of the Abco space could have a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms, by reducing traffic at the Property and negatively affecting percentage rents. In addition, the Partnership will incur expenses in releasing the Abco space and cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the Lender pending the resolution of the forthcoming Abco vacancy.

                The tables on pages 8 and 9 further describe and summarize certain operating data and tenant information for the Property.

Table 1.  Summary of Operating and Tenant Information

                            Tenant Occupying    Square Occupancy Base Rent                                  Lease          Annual
 Location     Property      > 10%of GLA/Nature  Feet    Rate     Per Sq.Ft. Percentage Rent & Other         Expiration     R/E Taxes
                            of Business
----------- --------------  ------------------  ------- --------  ------    ------------------------        ----------     --------
Searcy, AR  Town & Country                      78,436    95.46%   $5.28 (1)                                                 $25,697
             Plaza


                             J.C. Penney        39,396             $5.22       1.5% of Sales in excess        8/31/2007
                             Department Store                                  of $11,820,004.  Pro-rata
                                                                               reimbursementfro real estate
                                                                               taxes over the base year amount.
                                                                               Common area maintenance
                                                                               reimbursement at fixed intervals
                                                                               over the lease term.

                             Stage               15,600             $5.25      Operation discontinued          7/30/2001
                             Clothing and Apparel                              4/30/98 (2)

Valencia,  Old Orchard Shopping Ctr.             103,413  96.59%    $11.79   (1)                                            $129,117
 CA
                           Lucky Stores           31,842            $9.42      1.25% of Sales in excess         6/30/2006
                           Full Service Grocer                                 of $38,000,000 less amounts
                                                                               paid for property taxes,
                                                                               assessments and insurance
                                                                               premiums. (4)

                           Rite Aid               18,125            $2.48      Rent is payable in an amount     5/31/2005
                           Pharmacy                                            equal to 3% of the tenant's
                                                                               gross sales for the previous month,
                                                                               but not less than $45,000 annually.
                                                                               Pays no reimbursed expenses.

Green      Green Valley Mall                      194,750  86.53%   $6.09    (1)                                            $192,695
 Valley,
  AZ                     Abco                      38,983           $1.74      1% of Sales in excess            7/31/1999
                         Full Service Grocer                                   of $4,000,000.  Pro-rata          (3)
                                                                               share reimbursement fro real
                                                                               estate taxes, common area
                                                                               maintenance and liability
                                                                               insurance

(1) Represents the average rental rate including base and percentage rent per square foot of leased space taking rental concessions and discounts into consideration.

(2) Stage discontinued its operations effective April 30, 1998. Stage will still be responsible for the basic minimum rental and the average of the amounts actually received each lease year under the provisions for contingent additional rentals including real estate taxes, common area maintenance and insurance.

(3)Abco has given notice that they will let their lease at the Green Valley Mall expire on July 31, 1999.

(4) Pro-rata reimbursement for real estate taxes, common area maintenance and insurance.

Table 1.  Summary of Lease Expirations

                                         Year of            Number of         Gross Leasable    Annual         % of Total Annual
  Location         Property              Lease Expiration  Leases Expiring    Area Expiring    Minimum Rent       Minimum Rent
------------  -----------------------    ----------------   ------====----   ---------------  -------------       ------------

Searcy, AR     Town & Country Plaza            1999              3                 6,360           $39,720            9.9%
                                               2000              1                 5,973           (1)               -
                                               2001              3                23,147          $154,300           38.6%
                                               2007              1                39,396          $205,600           51.5%
                                               Vacancies         1                 3,560           -                -
                                                                 -                ------        ----------         -------
                                              Total              9                78,436          $399,620          100.0%
                                              =====              =                ======           =======          ======



Valencia, CA   Old Orchard Shopping Center     1999              3                 6,700          $118,409           10.6%
                                               2000              3                11,880          $112,846           10.2%
                                               2002              5                 9,867          $189,400           17.0%
                                               2003              5                11,272          $186,723           16.8%
                                               2005              3                27,429          $170,910           15.3%
                                               2006              1                31,842          $300,000           26.9%
                                               M-T-M             1                   900           $36,072            3.2%
                                               Vacancies         3                 3,523           -                -
                                                               ---              --------        ----------         -------
                                              Total             24               103,413        $1,114,360          100.0%
                                              =====             ==               =======         =========          ======



Green Valley,  Green Valley Mall               1999             20                53,472          $172,089          17.50%
 AZ                                            2000             17                36,870          $306,487          31.17%
                                               2001             13                30,065          $212,358          21.60%
                                               2002              8                15,617          $154,357          15.70%
                                               2003              7                14,335           $97,496           9.92%
                                               2004              2                 2,400           $20,320           2.07%
                                               2008              1                11,425            $9,600            .98%
                                               M-T-M             3                 1,034           $10,455           1.06%
                                               Vacancies        11                29,532           -                -
                                                                --              --------        ----------         -------
                                              Total             82               194,750          $983,162          100.0%
                                              =====             ==               =======           =======          ======


(1)   Tenant currently pays 4% of gross sales in lieu of all rental obligations.

Commitments and Contingencies

                Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the Partnership and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances. The Partnership is not aware of any existing environmental conditions that will have a material effect on the financial statements.

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

                (b) As of March 1, 1999, 1,518,800 Class A Interests and 2,111,072 Class B Interests were held by approximately 1,245 and 1,319 holders, respectively.

                (c) The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners depending upon distributable cash flow and certain other conditions. The table on page 12 lists cash distributions.

                Pursuant to the Partnership Agreement, distributable cash flow (as defined), if any, for each fiscal quarter is distributed as follows: (i) first, 99% to the holders of the Class A Interests as a group and 1% to the General Partner until the holders of the Class A Interests have received an amount of cumulative distributions necessary to provide such holders with a non-compounded 10.5% cumulative annual return (determined in accordance with the Partnership Agreement); (ii) next, 90% to the holders of the Class A Interests and 10% to the General Partner until the holders of the Class A Interests have received distributions of distributable capital proceeds (i.e., net proceeds of a sale or other disposition or a refinancing of Properties available for distribution) and uninvested offering proceeds equal to $10.00 for each Class A Interest plus an amount of cumulative distributions necessary to provide such holders with a cumulative, non-compounded 12.5% annual return (determined in accordance with the Partnership Agreement on their Adjusted Priority Base Amount as defined in the Partnership Agreement) (a "12.5% Priority Return"); and (iii) thereafter, 85% to the holders of the Class B Interests, 5% to the holders of the Class A Interests and 10% to the General Partner.

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

                During its two most recent fiscal years, the Partnership has made the following cash distributions with respect to the Class A Interests:

                                     Amount of                        Portion
       Distribution                 Distribution                  Representing
      With Respect                  Per 100 Class                  a Return of
 To Quarter Ended:                A Interests (1)                  Capital (2)
 -----------------                ---------------                --------------
 March 31, 1998 (3)                      $0                            $0
 June 30, 1998 (3)                       $0                            $0
 September 30, 1998 (3)                  $0                            $0
 December 31, 1998 (4)                $3.29                         $3.29

 March 31, 1997                       $3.29                         $3.29
 June 30, 1997 (3)                       $0                            $0
 September 30, 1997 (3)                  $0                            $0
 December 31, 1997 (3)                   $0                            $0
---------------------------------

              (1) The amounts listed represent distributions of distributable cash flow.

              (2) That portion of the total "Amount of Distribution per 100 Class A Interests" which is a return of capital. Return of capital is defined as distributions in excess of cumulative net income.

              (3) The Partnership suspended making distributions subsequent to the first quarter of 1997 due to the cost of addressing an environmental issue identified at the Valencia Property, and payment of certain expenses relative to the refinancing.

              (4)   The   Partnership   resumed   making   distributions   after
                    determining that unrestricted working capital levels were adequate. The distribution was made during February 1999.

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

     (e) The net loss for 1994 included a write-down of $1,085,932 for impairment of the Green Valley Property.

                          CONCORD MILESTONE PLUS, L.P.
                             (A Limited Partnership)
                             Selected Financial Data


                              For Year Ended     For Year Ended     For Year Ended     For Year Ended      For Year Ended
                             December 31, 1998  December 31, 1997  December 31, 1996  December 31, 1995   December 31, 1994
                             -----------------  -----------------  -----------------  -----------------   -----------------
Operating Statement Data:
Revenue                            $3,103,638         $3,046,796         $3,009,663         $3,061,279     $3,156,657
Net income (loss)                      31,270           (271,920)          (238,119)          (307,810)      (1,317,075)(e)

Balance Sheet Data:
Total assets                       21,841,605         22,051,864         22,086,775         22,537,617     23,005,298
Long term debt                     16,513,045         16,683,574         16,473,060         16,425,967     16,334,737
Total liabilities                  16,974,551         17,216,080         16,877,282         16,893,481     16,853,645

Statement of Partners'
 (Deficit) Capital:
     General Partner                  (73,894)           (74,207)           (70,470)           (66,124)       (61,049)
     Class A Interests              4,940,948          4,909,991          5,279,963          5,710,260      6,212,702
     Class B Interests                      0                  0                  0                  0              0
     Total                          4,867,054          4,835,784          5,209,493          5,644,136      6,151,653

Per 100 Class A Interests (a)

     Net income (loss) (b):              2.06             (17.90)            (15.68)            (20.27)        (86.72)

     Distributions (c):                  3.29               3.29              12.94              13.15          13.04

     Return of Capital (d):              3.29               3.29              12.94              13.15          13.04

                     See Notes to Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                Certain   statements   made  in  this   report  may   constitute
"forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See Part I.

                The  following   discussion  and  analysis  should  be  read  in
conjunction with the Financial Statements of the Partnership and the notes thereto appearing in Item 14 of this report.

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

                On September 30, 1997, the Partnership closed three new fixed rate first mortgage loans in the amounts of $2,865,000, $8,445,000 and $5,400,000, on the Searcy, Valencia and Green Valley Properties, respectively. All three Mortgage Loans are secured by first mortgages on each of the Properties. The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds. The Mortgage Loans are described in further detail in Item 2. Properties Section.

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

Impact of Year 2000

                Year 2000 compliance programs and information systems modifications were initiated by the Partnership's affiliated management company, Milestone Property Management, Inc. ("MPMI") in early 1998 in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new system hardware and software, and by monitoring supplier, customer and other third party readiness. Such modifications are expected to be completed by MPMI by September 1999. There have been no costs charged to the Partnership for the Year 2000 program being completed by MPMI. The Partnership does not anticipate that the costs of any required modifications by MPMI to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity, although there can be no assurances that this will be the case.

                MPMI has contacted many of the Partnership's major customers, suppliers and vendors to inquire about their Year 2000 compliance programs. MPMI has not received responses from all those contacted, but those who have responded do not indicate any problems at this time. In the event that MPMI or material third parties fail to complete their Year 2000 compliance programs successfully and on time, the Partnership's ability to operate its business, service tenants, bill or collect its revenue in a timely manner could be adversely affected. Although there can be no assurance that the conversion of the Partnership's systems will be successful or that the Partnership's key third-party relationships will have successful conversion programs, the general partner does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the Partnership, although there can be no assurances that this will be the case. The Partnership has day-to-day operational contingency plans, and the general partner is in the process of updating these plans for possible Year 2000 specific operational requirements.

Competition

                Rental property owned by the Partnership will have substantial competition from similar properties in the vicinity in which such property is located. Such competition is generally for the retention of existing tenants and for new tenants upon space becoming vacant. The Partnership believes that the profitability of each of the Properties is based, in part, upon its geographic location, the operations and identity of the property's tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. The Partnership also believes that general economic circumstances and trends as well as the character and quality of new and existing properties which may be located in the vicinity of the Properties are factors that may affect the operation and competitiveness of the property.

Results of Operations

Comparison of Year Ended December 31, 1998 to 1997.

                Revenues of the Partnership increased $56,842, or 1.87%, to $3,103,638 in 1998 from $3,046,796 in 1997 primarily due to the net effect of the following:

                (1) Rent - An increase in base rent of $44,728, or 1.76%, to $2,588,112 in 1998 from $2,543,384 in 1997 caused by an increase in base rent revenue at the Valencia Property due to one new tenant and escalations in the rental rates of several tenants.

                (2) Reimbursed Expenses - An increase in reimbursed expenses of $17,106 or 3.58%, to $494,418 in 1998 from $477,312 in 1997 primarily due to an increase in the recovery from tenants on both real estate taxes and insurance.

                Management and property expenses decreased $20,862, or 2.55%, to $795,955 in 1998 from $816,817 in 1997 due to concerted efforts by management to contain operating costs at the Properties.

                Professional fees and other expenses decreased $82,771, or 45.48%, to $99,227 in 1998 from $181,998 in 1997, primarily due to the costs associated with the investigation and subsequent resolution of chemical contamination in the soil at a site at the Valencia Property which costs were expensed during 1997.

                Administrative and management fees to a related party increased by $24,184 or 18.2% to $156,909 in 1998 from $132,725 in 1997 due to management fees being properly calculated in accordance with the management agreement based on a percentage of gross revenues rather than a percentage of base rents and percentage rents as had been calculated in prior years.

                Interest expense decreased $229,203, or 14.3%, to $1,373,559 in 1998 from $1,602,762 in 1997 due to the interest rates of between 8.125% and 8.25% on mortgage loans payable throughout 1998 versus the 10% interest rate paid during 1997 on the bonds payable until the September 30, 1997 refinancing.

                Depreciation and amortization expense increased $62,304, or 10.66%, to $646,718 in 1998 from $584,414 in 1997, primarily due to a full year of amortization on the debt financing costs and an increase in property improvements during 1998.

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

                Administrative and management fees to a related party remained consistent, increasing only $718, or .54%, to $132,725 in 1997 from $132,007 in 1996 as management fees were charged using a percentage of base rents and percentage rents in both 1997 and 1996. Base rents and percentage rents remained consistent during 1996 and 1997.

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

Liquidity and Capital Resources

                The General Partner believes that the Partnership's expected revenue and working capital is sufficient to meet the Partnership's current operating requirements for the remainder of the year. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur. The Partnership completed various property improvements during the fourth quarter of 1998 which cost approximately $133,000 and were paid during the fourth quarter of 1998 and during January 1999. The property improvements consisted of tenant buildouts at all the properties, HVAC upgrades at the Searcy Property and parking lot improvements at the Green Valley Property.

                The Partnership resumed making distributions commencing with the fourth quarter of 1998. A distribution of $50,001 was paid during February 1999. The Partnership had suspended making distributions subsequent to the first quarter of 1997 due to the cost of addressing an environmental issue identified at the Valencia Property and payment of certain expenses relative to the refinancing. The Partnership did not resume distributions until unrestricted working capital levels were deemed adequate.

                During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. No replacement tenant has yet been identified, however, the Partnership is in the process of retaining a large regional real estate brokerage firm to help market the space. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the failure of Abco to renew its lease. In the short term, however, the vacancy of the Abco space could have a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms, by reducing traffic at the Property and negatively affecting percentage rents. In addition, the Partnership will incur expenses in releasing the Abco space and cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the Lender pending the resolution of the forthcoming Abco vacancy.

                The cash on hand at December 31, 1998 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose (b) quarterly distributions to the partners depending on distributable cash flows and certain other conditions, and (c) other general Partnership purposes.

                Management is not aware of any other trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

                Net cash provided by operating activities of $487,409 for the year ended December 31, 1998 was comprised of (i) net income of $31,270, (ii) adjustments of $646,719 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $190,580.

                Net cash provided by operating activities of $479,718 for the year ended December 31, 1997 was comprised of (i) net loss of $271,920, (ii) adjustment of $584,414 for depreciation and amortization, and (iii) a net change in operating assets and liability of $167,224.

                Net cash used in investing activities of $176,503 for the year ended December 31, 1998 was comprised of capital expenditures for building improvements.

                Net cash used in investing activities of $94,486 for the year ended December 31, 1997 was comprised of capital expenditures for building improvements.

                Net cash used in financing activities of $132,555 for the year ended December 31, 1998 included (i) principal repayments on mortgages loans payable of $170,520 and (ii) funds held in escrow of $37,965.

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

 Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

                The Partnership is not subject to any material market risk.

 Item 8.        Financial Statements and Supplementary Data.

                The financial statements and supplementary data, shown by index on page 30, begin on page 31 of this Report.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                On October 28, 1998, the Partnership dismissed the accounting firm of Deloitte & Touche LLP as the Partnership's independent auditor. The dismissal of Deloitte & Touche LLP was not the result of any disagreements between the Partnership and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On November 2, 1998, the Partnership retained the accounting firm of Ahearn, Jasco + Company, P.A. as its new independent auditor for the fiscal year ending December 31, 1998. The decision to change accounting firms as the Partnership's independent auditor was approved by the Audit Committee of CM Plus Corporation, General Partner of Concord Milestone Plus, L.P., on October 28, 1998.

                                                              PART III


Item 10.        Directors and Officers of the Registrant.

                The names, offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

                                   Has Served As a
                                    Director and/or
          Name         Age         Position Held           Officer Since (1)

Leonard S. Mandor (3)   52         President                 Inception (2)
                                   and Director

Robert A. Mandor (3)    46         Vice President            Inception
                                                             and Director

Harvey Shore            53         Vice President            December 24, 1987

Joseph P.  Otto         45         Vice President            October 3, 1997
                                   and Secretary

Patrick Kirse           30         Treasurer and             October 3, 1997
                                   Controller
----------------------------------

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

     JOSEPH P. OTTO was appointed Vice President and Secretary of CM Plus Corporation, the General Partner of Concord Milestone Plus, L.P. in October 1997 to fill a vacancy. Mr. Otto is also a Vice President of Concord and has been associated with Concord since 1984. Mr. Otto is also a Vice President and Director of Milestone Properties, Inc.

     PATRICK KIRSE was appointed Treasurer and Controller of CM Plus Corporation, the General Partner of Concord Milestone Plus, L.P. in October 1997 to fill a vacancy. Mr. Kirse also serves as a Vice President of Milestone Properties, Inc. He is a CPA licensed in the state of Missouri. Before joining Milestone in 1995 he worked as a senior auditor with Deloitte & Touche LLP since 1991.

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

Compliance with Section 16(a) of the Exchange Act.

                Based on the General Partner's review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during 1998.

Item 11.        Compensation.

                During 1998, the Partnership paid or accrued:

                (i) $25,000 to Milestone Property Management,  Inc. ("MPMI"), an
                    affiliate  of  the  General  Partner,   for   administrative
                    services rendered to the Partnership. Pursuant to an agreement between MPMI and the Partnership, the Partnership reimburses MPMI for administrative services provided to the Partnership, such as payroll, investor services and supplies in an amount equal to $25,000 per year.

                (ii)$131,909 to MPMI for property management fees for the fiscal year ended December 31, 1998. Pursuant to the management agreement between the Partnership and MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant property for which MPMI performs leasing services, 3 percent for multiple tenant property for which MPMI does not perform leasing services and 1 percent for single tenant property. The management fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization;
                    (iii) income derived from interest on investments, security deposits utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes;
                    (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.

                No officer, director, or employee of the General Partner received any direct compensation from the Partnership during the fiscal year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                (a) The General Partner does not know of any beneficial owner of five percent or more of the issued and outstanding Class A Interests. The General Partner knows of only one owner of five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of March 1, 1999:

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

                The number of shares of stock, no par value, of Concord (which is the parent of the General Partner) beneficially owned by all directors of the General Partner and CMP Beneficial Corp. and all directors and officers of the General Partner and CMP Beneficial Corp. as a group as of March 1, 1999 is set forth in the following table:

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

Item 13.  Certain Relationships and Related Transactions.

                See Item 1, "Business," Item 5, "Market for Registrant's Units and Related Security Holders Matters," Item 10, "Directors and Officers of the Registrant," and Item 11, "Compensation," of this Report for details. See also
Note 5 of the Notes to Financial Statements of the Partnership's Financial Statements included in this Report.

                                                              PART IV


Item 14. Exhibits, Financial Statements, Financial Schedule, and Reports on Form 8-K.

                (a) Financial Statements and Financial Schedule

                    See Index to Financial Statements and Financial Schedule included herewith on page 30 of this Report.

                (b) Reports  on Form 8K. On  November  4,  1998,  a Form 8-K was
                    filed  with  the   Commission   reporting   changes  in  the
                    Partnership's certifying accountant.

                (c) Exhibits:

 Exhibit
 Number                Description of Document

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

27. Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the fiscal year ended December 31, 1998, and is qualified in its entirety by reference to such financial statements.

                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 12, 1999.

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


By: /s/ Leonard S. Mandor                                  March 12, 1999
    -----------------------------------------------
    Leonard S. Mandor
    President (Principal Executive Officer)
    and Director of CM Plus Corporation
    and CMP Beneficial Corp.


By: /s/ Robert A. Mandor                                   March 12, 1999
    -----------------------------------------------
    Robert A. Mandor
    Vice President and Director of CM Plus
    Corporation and CMP Beneficial Corp.


By: /s/ Patrick Kirse                                      March 12, 1999
    -----------------------------------------------
    Patrick Kirse
    Treasurer and Controller (Principal
    Accounting Officer) of CM Plus
    Corporation and CMP Beneficial Corp.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

                                                                       Page No.
1.Financial Statements:

  a.  Concord Milestone Plus, L.P.

      1.     Independent Auditors' Reports ..........................  31

      2.     Balance Sheets, December 31, 1998 and December 31, 1997.  33

      3.     Statements of Revenues and Expenses for the Years Ended
             December 31, 1998, 1997 and 1996 .......................  34

      4.     Statements of Changes in Partners' Capital for the Years
             Ended December 31, 1998, 1997 and 1996 .................  35

      5.     Statements of Cash Flows for the Years Ended December
             31, 1998,  1997 and 1996 ...............................  36

      6.     Notes to Financial Statements ..........................  37

2.Financial Schedule:

  a.  Real Estate and Accumulated Depreciation (Schedule III) .......  43

       This financial statement schedule of the Partnership for each of the years ended December 31, 1998, 1997 and 1996 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Partnership. All other financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

                                             INDEPENDENT AUDITORS' REPORT


Concord Milestone Plus, L.P.

We have audited the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of December 31, 1998, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the year then ended. Our audit also included the financial statement schedule of real estate and accumulated depreciation. These financial statements and the financial statement schedule of real estate and accumulated depreciation are the responsibility of the Partnership's management. Our responsibility is to express in opinion on the financial statements and the financial statement schedule of real estate and accumulated depreciation based on our audit.

We conducted our audit in accordance with the generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P. as of December 31, 1998, and the results of its operations, charges in partners' capital and its cash flows for the year ended December 31, 1998, in conformity with general accepted accounting principles. Also, in our opinion, the financial statement schedule of real estate and accumulated depreciation, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/ Ahearn, Jasco + Company, P.A.

Pompano Beach, Florida
March 12, 1999

                                             INDEPENDENT AUDITORS' REPORT


Concord Milestone Plus, L.P.

We have audited the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of December 31, 1997 and the related statements of revenues and expenses, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1997 and 1996. Our audits also included the information pertaining to 1997 and 1996 contained in the financial statement schedule of real estate and accumulated depreciaion. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express in opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P. at December 31, 1997 and the results of its operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1997 and 1996 in conformity with general accepted accounting principles. Also, in our opinion, the information pertaining to 1997 and 1996 contained in such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche

New York, New York
March 20, 1998

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 and 1997


                                               December 31,        December 31,
                                                1998                  1997

Property, at cost
   Building and improvements                  $ 15,630,448           $15,453,945
   Less: accumulated depreciation                6,017,284             5,413,087
                                               -----------             ---------

   Building and improvements, net                9,613,164            10,040,858
   Land                                         10,987,034            10,987,034
                                                ----------            ----------

   Total property                               20,600,198            21,027,892
Cash and cash equivalents                          436,256               257,905
Accounts receivable                                224,272               123,152
Restricted cash                                    231,930               269,895
Debt financing costs, net                          274,170               305,504
Prepaid expenses and other assets, net              74,779                67,516
                                             -------------         -------------

   Total assets                                $21,841,605           $22,051,864
                                                ==========            ==========

Liabilities:
Mortgage loans payable                        $ 16,513,054           $16,683,574
Accrued interest                                   116,110               117,308
Accrued expenses and other liabilities             299,746               341,263
Accrued expenses payable to affiliates              45,641                73,935
                                             -------------         -------------
   Total liabilities                            16,974,551            17,216,080
                                                ----------            ----------

Commitments and Contingencies

Partners' capital
   General partner                                 (73,894)             (74,207)
   Limited partners:
       Class A Interests, 1,518,800              4,940,948             4,909,991
       Class B Interests, 2,111,072                    -                     -
                                             -------------    ------------------

   Total partners' capital                       4,867,054             4,835,784
                                               -----------           -----------

   Total liabilities and partners' capital     $21,841,605           $22,051,864
                                                ==========            ==========



              See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                         December 31,            December 31,          December 31,
                                          1998                    1997                  1996
Revenues:
Rent                                       $2,588,112             $2,543,384            $2,583,614
Reimbursed expenses                           494,418                477,312               405,443
Interest and other income                      21,108                 26,100                20,606
                                          -----------              ---------           -----------

   Total revenues                           3,103,638              3,046,796             3,009,663
                                            ---------              ---------             ---------

Expenses:
Interest expense                            1,373,559              1,602,762             1,569,795
Depreciation and amortization                 646,719                584,414               638,685
Management and property expenses              795,954                816,817               802,971
Administrative and management fees
   to related party                           156,909                132,725               132,007
Professional fees and other expenses           99,227                181,998               104,324
                                          -----------             ----------           -----------

   Total expenses                           3,072,368               3,318,716            3,247,782
                                            ---------              ----------           ----------

   Net income (loss)                      $    31,270              $(271,920)            $(238,119)
                                           ==========               ========              ========

Net income (loss) attributable to:

   Limited partners                           $30,957              $(269,201)            $(235,738)
   General partner                                313                 (2,719)               (2,381)
                                          -----------            -----------           -----------

Net income (loss)                             $31,270              $(271,920)            $(238,119)
                                               ======               ========              ========

Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding                           $2.06                $(17.90)              $(15.68)
                                                 ====                 ======                ======

Weighted average number of 100
Class A interests outstanding                  15,188                 15,188                15,188
                                               ======                 ======                ======

                               See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, and 1996


                                                   General         Class A         Class B
                                  Total            Partner        Interests       Interests

PARTNERS' CAPITAL (DEFICIT)
   January 1, 1996              $5,644,136        $(66,124)      $5,710,260               -

Distributions                     (196,524)         (1,965)        (194,559)              -
Net Loss                          (238,119)         (2,381)        (235,738)              -
                                ----------        --------       ----------   --------------

PARTNERS' CAPITAL (DEFICIT)
   December 31, 1996             5,209,493         (70,470)       5,279,963               -
                                 ----------        --------       ----------  --------------

Distributions                     (101,789)         (1,018)        (100,771)              -
Net Loss                          (271,920)         (2,719)        (269,201)              -
                                 ---------         -------        ---------   --------------

PARTNERS' CAPITAL (DEFICIT)
   December 31, 1997             4,835,784         (74,207)       4,909,991               -
                                 ---------         -------        ---------   -------------

Net Income                          31,270             313           30,957               -
                               -----------       ---------      -----------   --------------

PARTNERS' CAPITAL (DEFICIT)
   December 31, 1998            $4,867,054        $(73,894)      $4,940,948                -
                                 =========         =======        =========   ==============


                              See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996


                                                                      December 31,     December 31,      December 31,
                                                                      1998               1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $31,270        $(271,920)        $(238,119)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                          646,719          584,414           638,685
   Change in operating assets and liabilities - net:
   (Increase) decrease in accounts receivable                            (101,120)          23,576           (32,631)
   (Increase) decrease in prepaid expenses
     and other assets, net                                                (18,451)          15,364            61,846
   Decrease in due from affiliate, net                                    -                -                  47,879
   (Decrease) increase in accrued interest                                 (1,198)         (19,792)            6,854
   (Decrease) increase in accrued expenses and other liabilities          (41,517)          86,126           (82,131)
   (Decrease) increase in accrued expenses payable to affiliates          (28,294)          61,950            11,985
                                                                     ------------    -------------        ----------

Net cash provided by operating activities                                 487,409          479,718           414,368
                                                                      -----------     ------------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property improvements                                                 (176,503)         (94,486)          (96,984)
   Purchase of other asset                                                 -                 -               (13,612)
                                                                      ------------    -------------       ---------

   Net cash used in investing activities                                 (176,503)         (94,486)         (110,596)
                                                                       ----------     ------------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of bonds payable                                            -            (16,452,000)          -
   Restricted cash                                                         37,965         (269,895)          -
   Debt financing costs                                                   -               (313,337)          -
   Proceeds from mortgage loans payable                                   -             16,710,000           -
   Principal repayments on mortgage loans payable                        (170,520)         (26,426)          -
   Cash distributions to partners                                          -              (101,789)         (196,524)
                                                                        ----------     -----------          --------

Net cash used in financing activities                                    (132,555)        (453,447)         (196,524)
                                                                       ----------      -----------          --------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                      178,351          (68,215)          107,248

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            257,905          326,120           218,872
                                                                       ----------      -----------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  436,256     $    257,905        $  326,120
                                                                        =========      ===========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash paid during the period for interest                                $1,374,757      $1,622,554        $1,562,941
                                                                         =========       ==========        ==========


                             See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


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

Cash and Cash Equivalents

The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership occasionally maintains cash balances in financial institutions in excess of the federally insured limits.

Restricted Cash

Restricted cash consists of escrow deposits held by the lender for payment of property taxes and an amount held pending the execution of a new lease or renewal lease of the space presently leased to Abco at the Green Valley property and satisfaction of certain other conditions related thereto.

Base Rents

Base rents are recognized on a straight-line basis over the terms of the related leases, including free rent, if any, and lease step ups.

Property

Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements are carried at cost, and depreciated on a straight-line basis using an estimate useful life of 5 to 12 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the lease. Depreciation expense was $609,161, $588,520, $582,212 in 1998, 1997 and 1996,
respectively.

The Partnership's policy is to quarterly assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its properties over its remaining useful life, on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to the estimated fair value to reflect an impairment in the value of the asset. The Partnership determined that an adjustment to the carrying amount of its properties was not necessary in 1998, 1997, and 1996.

Income Taxes

The Partnership makes no provision for income taxes because all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership's net assets and liabilities are $2,904,634 and $2,792,337 higher than the amounts reported for financial statement purposes at December 31, 1998 and 1997, respectively, due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes and the write-down of property during 1993 and 1994 for financial reporting purposes.

Discount on Bonds Payable and Debt Financing Costs

The Partnership amortized the original issue discount on bonds payable using the effective interest method over the term of the Bonds. The costs to obtain the new Mortgage Loans (see Note 6) were capitalized and are being amortized over the term of such mortgages using the effective interest method.

Income (loss) Per Class A Interest

In February 1997, the Financial Accounting Standard Board ("FASB") issued SFAS No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share" with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. The Partnership has no dilutive interests. Income (loss) per Class A interest amounts are computed by dividing net loss allocable to the limited partners by the weighted average number of 100 Class A Interests outstanding during the year. The adoption of SFAS No. 128 will not have any effect on current or prior period financial statement displays presented by the Partnership.

Statement of Comprehensive Income

A statement of comprehensive income has not been included per SFAS 130, "Reporting Comprehensive Income", as the Partnership has no items of other comprehensive income.

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

Reclassifications

Certain reclassifications were made to the accompanying 1996 and 1997 financial statements to conform with the 1998 presentation.

3.     Partnership Agreement

Pursuant to the terms of the Partnership Agreement, the general partner of the Partnership, CM Plus Corporation, a Delaware corporation (the "General
Partner"), is liable for all general obligations of the Partnership to the extent not paid by the Partnership.

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

Minimum base rental income under non-cancelable tenant lease agreements, having lease terms expiring from one to nine years, at December 31, 1998 are as follows:

   Year Ended
       December 31                      Amount
      -------------                    --------
        1999                            $2,359,660
        2000                             1,861,748
        2001                             1,469,499
        2002                             1,118,899
        2003                               876,097
   Thereafter                            1,872,215
                                      -------------
       Total                            $9,585,118

The above table does not include contingent rental amounts. The total contingent rentals received in 1998, 1997, and 1996, were $148,490, $163,307, and $185,117, respectively. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant's gross receipts above fixed minimum amounts and for reimbursement of all or a portion of the tenant's pro rata share of real estate taxes, insurance and common area maintenance expenses. There was no tenant in 1998, 1997 and 1996 whose rents exceed 10% of the Partnership's total revenue.

5.     Related Party Transactions

The Partnership pays fees for customary property management services ("Management Fees") equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. Management Fees incurred for the years ended December 31, 1998, 1997, and 1996, were $131,909, $107,725, and $107,007, respectively. Management Fees are payable to Milestone Property Management, Inc., a Delaware corporation and affiliate of the General Partner ("MPMI").

The Partnership also paid $25,000 to MPMI for administrative services for the years ended December 31, 1998, 1997, and 1996.

As of December 31, 1998 and 1997, the Partnership accrued $45,641 and $33,542, respectively, payable to Milestone Properties, Inc. ("MPI"), an affiliate of the General Partner for administrative and management fees and insurance.

Tri-Stone Mortgage Company, an affiliate of the General Partner, assisted the Partnership in obtaining three new fixed rate Mortgage Loans. No fee was paid to Tri-Stone for its assistance.

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

The Mortgage Loans and related terms at December 31, 1998 are summarized as follows:

                        Principal                                       Monthly
                       Balance at                                   Payments of
                       December                  Interest              Principal
 Property/Location     31, 1998                    Rate %           and Interest
 -----------------  --------------                 ------           ------------

 Searcy, AR            $2,836,228                 8.125                 $21,640
 Valencia, CA           8,329,540                 8.125                  65,881
 Green Valley, AZ       5,347,286                 8.250                  41,252
                        ---------                                        ------
 Total                $16,513,054                                      $128,773
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

The scheduled principal payments of the Mortgage Loans at December 31, 1998 are as follows:

   Year Ending
   December 31
        1999                           $185,171
        2000                            197,149
        2001                            218,023
        2002                            236,758
        2003                            257,101
   Thereafter                        15,418,852
                                   -------------
       Total                        $16,513,054

The recorded amount of the Mortgage Loans approximates fair value because the terms and interest rates approximate current market conditions.

In connection with the Green Valley Mortgage Loan, the Partnership has deposited $150,000 into an escrow account with the Lender. The funds held in this escrow account may be released upon the execution of a renewal lease, with a termination date of July 31, 2004 or later, by a specified tenant of the Green Valley shopping center or the execution of a new lease of such store space and the satisfaction of certain other conditions related thereto.

In connection with the Valencia Mortgage Loan, the Partnership deposited $45,000 into an escrow account with the lender. The funds held were released during February 1998 following the issuance of a No Further Action letter by the Department of Toxic Substance Control, a branch of the State of California Environmental Protection Agency (CALEPA).

CM Plus Corporation, the general partner of the Partnership, guarantees certain limited recourse obligations under the Mortgage Loans.

7.     Commitments and Contingencies

During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. No replacement tenant has yet been identified, however, the Partnership is in the process of retaining a large regional real estate brokerage firm to help market the space. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the failure of Abco to renew its lease. In the short term, however, the vacancy of the Abco space could have a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms, by reducing traffic at the Property and negatively affecting percentage rents. In addition, the Partnership will incur expenses in releasing the Abco space and cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the Lender pending the resolution of the forthcoming Abco vacancy.

Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the
Partnership  and/or  others  may be  held  strictly  liable  for all  costs  and liabilities relating to the clean-up of such hazardous substances. The Partnership is not aware of any existing environmental conditions that will have a material effect on the financial statements.

From time to time, the Partnership is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Partnership. At December 31, 1998, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Partnership.

Subsequent to December 31, 1998, a distribution of $50,001 was paid to Class A Interests during February 1999.

                          CONCORD MILESTONE PLUS, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998


                                                                           Costs
                                                                          Capitalized
                                                                          Subsequent     Gross Amount at
                                               Initial Cost             to Acquisition   which Carried at Close of Period (A)
                                             ------------------------  ---------------  ----------------------------------------
                                                                             Land
                                                            Building &     Building &                   Building &
    Description and Location    Encumbrances     Land      Improvements   Improvements    Land         Improvements     Total
------------------------------  ------------ ------------  ------------   ------------  -----------     ----------- -----------
Town & Country Plaza           $2,836,228        $430,000  $3,620,000      $455,340       $430,000    $4,075,340     $4,505,340
Searcy, AR

Old Orchard Shopping Center     8,329,540       6,500,000   5,075,000     1,369,256      6,500,000     6,449,756     12,949,756
Valencia, CA

Green Valley Mall               5,347,286       5,100,000   4,587,000     1,566,818      4,057,034     5,105,352      9,162,386
                                ---------       ---------   ---------     ---------      ---------     ---------      ---------
Green Valley, AZ

                              $16,513,054     $12,030,000 $13,282,000    $3,391,414    $10,987,034   $15,630,448    $26,617,482
                               ==========      ==========  ==========     =========     ==========    ==========     ==========


                                             Accumulated        Date        Depreciation
    Description and Location                 Depreciation(B)   Acquired        Life
------------------------------               ----------------   --------   ----------------
Town & Country Plaza                         $1,459,016        08/20/87    31.5 years
Searcy, AR

Old Orchard Shopping Center                  2,310,345         01/22/88    31.5 years
Valencia, CA

Green Valley Mall                            2,247,923         04/15/88    31.5 years
                                             ---------
Green Valley, AZ

                                             $6,017,284
                                              =========


                                                                   1998              1997            1996
(A) Reconciliation of investment properties owned:
        Beginning balance                                        $26,440,979       $26,346,493      $26,249,509
        Property acquisitions/improvements                           176,503            94,486           96,984
        Write-down of property                                             0                 0                0
                                                                ------------       -----------      -----------

        Balance at end of period                                 $26,617,482       $26,440,979      $26,346,493
                                                                  ==========        ==========       ==========

(B) Reconciliation of accumulated depreciation:
        Beginning balance                                         $5,413,087        $4,829,534       $4,253,132
        Depreciation expense                                         604,197           583,553          576,402
                                                                 -----------       -----------      -----------

        Balance at end of period                                  $6,017,284        $5,413,087       $4,829,534
                                                                   =========         =========        =========