Form 10-Q
period 1999-03-31
CONCORD MILESTONE PLUS L P
filed 1999-05-14
CIK 808460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
(mark one)

  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

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

                                 BALANCE SHEETS

                MARCH 31, 1999 (Unaudited) AND DECEMBER 31, 1998

                                                  ASSETS

                                                                              March 31, 1999        December 31, 1998
Property, at cost
    Building and improvements                                                   $15,651,998               $15,630,448
    Less: accumulated depreciation                                                6,172,498                 6,017,284
                                                                                -----------               -----------
    Building and improvements, net                                                9,479,500                 9,613,164
    Land                                                                         10,987,034                10,987,034
                                                                                 ----------                ----------
    Total property                                                               20,466,534                20,600,198

Cash and cash equivalents                                                           427,876                   436,256
Accounts receivable                                                                 204,761                   224,272
Restricted cash                                                                     320,059                   231,930
Debt financing costs, net                                                           266,336                   274,170
Prepaid expenses and other assets, net                                               59,072                    74,779
                                                                              -------------             -------------
    Total assets                                                                $21,744,638               $21,841,605
                                                                                 ==========                ==========

Liabilities:
Mortgage loans payable                                                          $16,463,577               $16,513,054
Accrued interest                                                                    115,762                   116,110
Accrued expenses and other liabilities                                              331,097                   299,746
Accrued expenses payable to affiliates                                               15,841                    45,641
                                                                              -------------             -------------
    Total liabilities                                                            16,926,277                16,974,551
                                                                                 ----------                ----------

Commitments and Contingencies

Partners' capital
    General partner                                                                 (74,381)                  (73,894)
    Limited partners:
        Class A Interests, 1,518,800                                              4,892,742                 4,940,948
        Class B Interests, 2,111,072                                                   -                          -
                                                                         ------------------        ------------------
    Total partners' capital                                                       4,818,361                 4,867,054
                                                                                -----------               -----------

    Total liabilities and partners' capital                                     $21,744,638               $21,841,605
                                                                                 ==========                ==========



                              See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                                March 31,1999          March 31, 1998
Revenues:
Rent                                                                               $648,090                  $628,805
Reimbursed expenses                                                                 118,466                   109,695
Interest and other income                                                             3,633                     2,662
                                                                               ------------               -----------

    Total revenues                                                                  770,189                   741,162
                                                                                 ----------                 ---------

Expenses:
Interest expense                                                                    336,495                   339,387
Depreciation and amortization                                                       165,844                   171,801
Management and property expenses                                                    210,175                   177,139
Administrative and management fees to related party                                  38,774                    33,181
Professional fees and other expenses                                                 17,593                    18,105
                                                                                 ----------                ----------

    Total expenses                                                                  768,881                   739,613
                                                                                  ---------                 ---------

Net income                                                                      $     1,308               $     1,549
                                                                                 ==========                ==========

Net income attributable to:

    Limited partners                                                                 $1,295                    $1,534
    General partner                                                                      13                        15
                                                                                -----------              ------------

Net income                                                                        $   1,308                $    1,549
                                                                                   ========                 =========

Income per weighted average
Limited Partnership 100 Class A
Interests outstanding                                                           $       .09              $        .10
                                                                                 ==========               ===========

Weighted average number of 100
Class A interests outstanding                                                        15,188                    15,188
                                                                                    =======                  ========


                               See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (Unaudited)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



                                                                  General        Class A
                                              Total              Partner        Interests


PARTNERS' CAPITAL (DEFICIT)
      January 1, 1999                       $4,867,054          $(73,894)      $4,940,948

Distributions                                  (50,001)             (500)         (49,501)
Net Income                                       1,308                13            1,295
                                          ------------        ----------     ------------

PARTNERS' CAPITAL (DEFICIT)
      March 31, 1999                        $4,818,361          $(74,381)      $4,892,742
                                             =========           =======        =========



                              See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                March 31,1999          March 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $1,308                    $1,549
Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                               165,844                   171,801
        Change in operating assets and liabilities:
        Decrease (increase) in accounts receivable                                   19,511                   (25,993)
        Decrease (increase) in prepaid expenses and
             other assets, net                                                       12,911                   (17,244)
        Decrease in accrued interest                                                   (348)                     (323)
        Increase (decrease) in accrued expenses
             and other liabilities                                                   31,351                    (4,762)
        Decrease in due to affiliate                                                (29,800)                  (59,333)
                                                                                  ---------                  --------

Net cash provided by operating activities                                           200,777                    65,695
                                                                                  ---------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Property improvements                                                       (21,550)                  (15,741)
                                                                                  ---------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in restricted cash                                                 (88,129)                  (37,110)
        Principal repayments on mortgage loans payable                              (49,477)                  (46,610)
        Cash distributions to partners                                              (50,001)                        0
                                                                                  ---------             -------------
Net cash used in financing activities                                              (187,607)                  (83,720)

NET DECREASE CASH AND CASH EQUIVALENTS                                               (8,380)                  (33,766)

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                                                         436,256                   257,905
                                                                                   --------                  --------

CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                                             $ 427,876                 $ 224,139
                                                                                   ========                  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION:

Cash paid during the period for interest                                          $ 336,843                 $ 339,710
                                                                                   =========                 ========


                               See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended March 31, 1999 and 1998 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1998 has been reclassified to conform to the 1999 presentation. These financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        This Form 10-Q and documents incorporated herein by reference, if any, contain forward- looking statements that have been made within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership's (as defined below) industry, management beliefs, and certain assumptions made by the Partnership's management and involve known and unknown risks, uncertainties and other factors. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

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

        The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of Bonds and 36 Class B Interests. The Partnership redeemed all of the outstanding Bonds as of September 30, 1997 with the proceeds of three new fixed rate mortgage loans. Each Equity Unit consists of 100 Class A Interests and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 which represent the Class B Interests from the sale of the Bond Units.

Impact of Year 2000

        Year 2000 compliance programs and information systems modifications were initiated by the Partnership's affiliated management company, Milestone Property Management, Inc. ("MPMI"), in early 1998, in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new system hardware and software, and by monitoring supplier, customer and other third party readiness. Such modifications are expected to be completed by MPMI by September 1999. There have been no costs charged to the Partnership for the Year 2000 program being completed by MPMI. The Partnership does not anticipate that the costs of any required modifications by MPMI to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity, although there can be no assurances that this will be the case.

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

Results of Operations

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998

        The Partnership recognized net income of $1,308 for the three months ended March 31, 1999 as compared to income of $1,549 for the same period in 1998 due to the following factors:

        An increase in revenues of $29,027, or 3.9%, to $770,189 for the three months ended March 31, 1999 as compared to $741,162 for the three months ended March 31, 1998 primarily due to the following: (1) an increase in base rent revenue at the Valencia Property due to one new tenant, and at the Green Valley Property due to a net gain of three new tenants, and (2) an increase in reimbursed expenses due to an increase in management and property expenses.

        An increase in management and property expenses of $33,036, or 18.6%, to $210,175 for the three months ended March 31, 1999 as compared to $177,139 for the three months ended March 31, 1998 primarily due to the following: (1) common area expenses increasing as a result of increased minor repair and maintenance procedures at all three properties (2) an increase in insurance expense due to an additional policy required at the Valencia Property for earthquake coverage and (3) an increase in real estate taxes at the Green Valley Property.

        A decrease in depreciation and amortization expense of $5,957, or 3.5%, to $165,844 for the three months ended March 31, 1999 as compared to $171,801 for the three months ended March 31,1998 primarily due to certain assets reaching the end of their depreciable lives.

        An increase in administrative and management fees to related party of $5,593, or 16.9%, to $38,774 for the three months ended March 31, 1999 as compared to $33,181 for the three months ended March 31, 1998 due to management fees being properly calculated in accordance with the management agreement based on a percentage of gross revenues rather than a percentage of base rents and percentage rents as had been calculated prior to the fourth quarter of 1998.

Liquidity and Capital Resources

The General Partner believes that the Partnership's expected revenue and working capital is sufficient to meet the Partnership's current operating requirements for the remainder of the year. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur. The Partnership is currently in the process of completing several property improvements including parking lot repair, HVAC upgrades and a tenant buildout at the Searcy Property. The total cost is approximately $55,000 which will be paid during the second quarter of 1999.

        The Partnership resumed making distributions commencing with the fourth quarter of 1998. A distribution of $50,001 was paid during February 1999. A distribution subsequent to the first quarter of 1999 of $50,000 will be paid during May 1999. The Partnership had suspended making distributions subsequent to the first quarter of 1997 due to the cost of addressing an environmental issue identified at the Valencia Property and payment of certain expenses relative to the refinancing. The Partnership did not resume distributions until unrestricted working capital levels were deemed adequate.

        During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. No replacement tenant has yet been identified, however, the Partnership has retained a large regional real estate brokerage firm to help market the space. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the failure of Abco to renew its lease. In the short term, however, the vacancy of the Abco space could have a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms, by reducing traffic at the Property and negatively affecting percentage rents. In addition, the Partnership will incur expenses in leasing the space vacated by Abco to a new tenant, and the Partnership and cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property (the "Lender") pending the resolution of the forthcoming Abco vacancy.

        The cash on hand at March 31, 1999 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose (b) quarterly distributions to the partners depending on distributable cash flows and certain other conditions, and (c) other general Partnership purposes.

        Management is not aware of any other trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

        Net cash provided by operating activities of $200,777 for the three months ended March 31, 1999 included (i) net income of $1,308, (ii) non-cash adjustments of $165,844 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $33,625.

        Net cash provided by operating activities of $65,695 for the three months ended March 31, 1998 included (i) a net income of $1,549 (ii) non-cash adjustments of $171,801 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $107,655.

        Net cash used in investing activities of $21,550 for the three months ended March 31, 1999 was for capital expenditures for property improvements.

        Net cash used in investing activities of $15,741 for the three months ended March 31, 1998 was for capital expenditures for property improvements.

        Net cash used in financing activities of $187,607 for the three months ended March 31, 1999 include (i) principal repayments on mortgage loans payable of $49,477, (ii) an increase in restricted cash of $88,129, and (iii) cash distributions to partners of $50,001.

        Net cash used in financing activities of $83,720 for the three months ended March 31, 1998 included (i) principal repayments on mortgage loans payable of $46,610 and (ii) an increase in restricted cash of $37,110.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

        The Partnership is not subject to any material market risk from fluctuations on interest rates, foreign currency exchange rates, commodity prices or equity prices, and does not engage in any hedging transactions with respect to such risks.

PART II - OTHER INFORMATION

Item 6.  Reports on Form 8-K

        (a) Exhibit 27 - Financial Data Schedule is included.

        (b) No reports on form 8-K were filed during the quarter covered by this Report.

                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:      May 13, 1999                  CONCORD MILESTONE PLUS, L.P.
       ---------------------             ----------------------------
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