Form 10-Q
period 1999-06-30
CONCORD MILESTONE PLUS L P
filed 1999-08-13
CIK 808460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                                   (mark one)

  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

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

                                 BALANCE SHEETS

                 JUNE 30, 1999 (Unaudited) AND DECEMBER 31, 1998

                                     ASSETS

                                                                              June 30, 1999      December 31, 1998
Property, at cost
    Building and improvements                                                 $  15,706,975              $ 15,630,448
    Less: accumulated depreciation                                                6,310,890                 6,017,284
                                                                              -------------               -----------
    Building and improvements, net                                                9,396,085                 9,613,164
    Land                                                                         10,987,034                10,987,034
                                                                               ------------                ----------
    Total property                                                               20,383,119                20,600,198

Cash and cash equivalents                                                           437,081                   436,256
Accounts receivable                                                                 219,865                   224,272
Restricted cash                                                                     248,472                   231,930
Debt financing costs, net                                                           258,503                   274,170
Prepaid expenses and other assets, net                                               44,132                    74,779
                                                                              -------------             -------------
    Total assets                                                                $21,591,172               $21,841,605
                                                                                 ==========                ==========

Liabilities:
Mortgage loans payable                                                          $16,420,511               $16,513,054
Accrued interest                                                                    111,735                   116,110
Accrued expenses and other liabilities                                              229,094                   299,746
Accrued expenses payable to affiliates                                               40,598                    45,641
                                                                              -------------             -------------
    Total liabilities                                                            16,801,938                16,974,551
                                                                                 ----------                ----------

Commitments and Contingencies

Partners' capital
    General partner                                                                 (74,672)                  (73,894)
    Limited partners:
        Class A Interests, 1,518,800                                              4,863,906                 4,940,948
        Class B Interests, 2,111,072                                                    -                         -
                                                                          -----------------        ------------------
    Total partners' capital                                                       4,789,234                 4,867,054
                                                                                 ----------               -----------

    Total liabilities and partners' capital                                     $21,591,172               $21,841,605
                                                                                 ==========                ==========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998




                                                                                June 30,1999          June 30, 1998
Revenues:

Rent                                                                                $671,777                 $673,588
Reimbursed expenses                                                                   91,579                   95,726
Interest and other income                                                              3,747                    3,477
                                                                                   ---------              -----------

    Total revenues                                                                   767,103                  772,791
                                                                                     -------                ---------

Expenses:
Interest expense                                                                     339,226                  342,865
Depreciation and amortization                                                        149,022                  160,438
Management and property expenses                                                     198,438                  213,386
Administrative and management fees to related party                                   38,755                   35,585
Professional fees and other expenses                                                  20,788                   28,516
                                                                                    --------               ----------

    Total expenses                                                                   746,229                  780,790
                                                                                     -------                ---------

Net income (loss)                                                                  $  20,874              $    (7,999)
                                                                                    ========               ==========

Net income (loss) attributable to:

    Limited partners                                                                $ 20,665                 ($7,919)
    General partner                                                                      209                    ( 80)
                                                                                   ---------             -----------

Net income (loss)                                                                   $ 20,874               $   (7,999)
                                                                                     =======                =========

Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding                                                              $    1.37              $      (.52)
                                                                                    ========               ==========

Weighted average number of 100
Class A interests outstanding                                                         15,188                   15,188
                                                                                     =======                 ========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                               June 30,1999          June 30, 1998
Revenues:
Rent                                                                             $1,319,867                $1,302,393
Reimbursed expenses                                                                 210,045                   205,421
Interest and other income                                                             7,380                     6,139
                                                                               ------------              ------------

    Total revenues                                                                1,537,292                 1,513,953
                                                                                  ---------                 ---------

Expenses:
Interest expense                                                                    675,721                   682,252
Depreciation and amortization                                                       314,866                   332,239
Management and property expenses                                                    408,613                   390,525
Administrative and management fees to related party                                  77,529                    68,766
Professional fees and other expenses                                                 38,381                    46,621
                                                                                 ----------               -----------

    Total expenses                                                                1,515,110                 1,520,403
                                                                                  ---------                 ---------

Net income (loss)                                                              $     22,182               $    (6,450)
                                                                                ===========                ==========

Net income (loss) attributable to:

    Limited partners                                                            $    21,960                   ($6,385)
    General partner                                                                     222                       (65)
                                                                               ------------              ------------

Net income (loss)                                                               $    22,182                $   (6,450)
                                                                                 ==========                 =========

Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding                                                          $       1.46               $      (.42)
                                                                                ===========                ==========

Weighted average number of 100
Class A interests outstanding                                                         15,188                   15,188
                                                                                  ==========                  =======


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                         General        Class A
                                     Total              Partner        Interests

PARTNERS' CAPITAL (DEFICIT)
      January 1, 1999              $4,867,054          $(73,894)      $4,940,948

Distributions                       (100,002)           (1,000)         (99,002)
Net Income                              22,182              222           21,960
                                  ------------       ----------     ------------

PARTNERS' CAPITAL (DEFICIT)
      June 30, 1999                 $4,789,234         $(74,672)      $4,863,906
                                     =========          =======        =========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                               June 30,1999             June 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $   22,182                $   (6,450)
Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                               314,866                   332,239
        Change in operating assets and liabilities:
        Decrease (increase) in accounts receivable                                    4,407                   (74,300)
        Decrease (increase) in prepaid expenses and
             other assets, net                                                       26,294                    (3,250)
        Decrease in accrued interest                                                 (4,375)                   (4,365)
        Decrease in accrued expenses
             and other liabilities                                                  (70,652)                  (96,318)
        Decrease in due to affiliate                                                 (5,043)                  (51,727)
                                                                                  ---------                 ---------

Net cash provided by operating activities                                           287,679                    95,829
                                                                                   --------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Property improvements                                                       (77,767)                  (38,018)
                                                                                   --------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        (Increase) decrease in restricted cash                                      (16,542)                   33,040
        Principal repayments on mortgage loans payable                              (92,543)                  (86,023)
        Cash distributions to partners                                             (100,002)                        0
                                                                                   --------              ------------
Net cash used in financing activities                                              (209,087)                  (52,983)

NET INCREASE CASH AND CASH EQUIVALENTS                                                   825                    4,828

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                                                         436,256                   257,905
                                                                                    --------                 --------

CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                                               $437,081                $ 262,733
                                                                                     =======                 ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION:

Cash paid during the period for interest                                            $680,096                $ 686,617
                                                                                     =======                 ========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended June 30, 1999 and 1998 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations to be expected for the fiscal year. Certain information for 1998 has been reclassified to conform to the 1999 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 1998.

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

 Results of Operations

Comparison  of Three  Months  Ended June 30, 1999 to Three Months Ended June 30,
1998
        The Partnership recognized net income of $20,874 for three months ended June 30, 1999 as compared to a net loss of $7,999 for the same period in 1998 due to the following factors:

        A decrease in revenues of $5,688, or 0.7%, to $767,103 for the three months ended June 30, 1999 as compared to $772,791 for the three months ended June 30, 1998 primarily due to: (1) a decrease in base rent revenue primarily due to two tenants vacating at the end of the first quarter of 1999 in the Green Valley Property and (2) a decrease in tenant reimbursements due to a reduction in management and property expenses.

        A decrease in depreciation and amortization expenses of $11,416, or 7.1%, to $149,022 for the three months ended June 30, 1999 as compared to $160,438 for the three months ended June 30, 1998 primarily due to certain assets reaching the end of their depreciable lives.

        A decrease in management and property expenses of $14,948, or 7.0%, to $198,438 for the three months ended June 30, 1999 as compared to $213,386 for the three months ended June 30, 1998 primarily due to the net effect of the following: (1) an increase in real estate tax expense resulting from a significant increase in the assessed value at the Green Valley Property during 1998 and (2) a decrease in common area expenses from cost savings efforts by management.

        Professional fees and other expenses decreased by $7,728, or 27.1%, to $20,788 for the three months ended June 30, 1999 as compared to $28,516 for the three months ended June 30, 1998 due to: (1) a decrease in accounting fees due to a change of audit firms and (2) a decrease in legal fees.

        An increase in administrative and management fees to related party of $3,170, or 8.9%, to $38,755 for the three months ended June 30, 1999 as compared to $35,585 for the three months ended June 30, 1998 due to management fees being properly calculated in accordance with the management agreement based on a percentage of gross revenues rather than a percentage of base rents and percentage rents as had been calculated prior to the fourth quarter of 1998.

Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998

        The Partnership recognized net income of $22,182 for the six months ended June 30, 1999 as compared to a net loss of $6,450 for the same period in 1998 due to the following factors:

        Revenues increased by $23,339, or 1.5%, to $1,537,292 for the six months ended June 30, 1999 as compared to $1,513,953 for the six months ended June 30, 1998 primarily due to: (1) an increase in base rent revenue at the Valencia Property due to one new tenant, and at the Green Valley Property due to a net gain of two new tenants during 1999 and (2) an increase in reimbursed expenses due to an increase in management and property expenses.

        A decrease in depreciation and amortization expense of $17,373, or 5.2%, to $314,866 for the six months ended June 30, 1999 as compared to $332,239 for the six months ended June 30, 1998 primarily due to certain assets reaching the end of their depreciable lives.

        An increase in management and property expenses of $18,088, or 4.6%, to $408,613 for the six months ended June 30, 1999 as compared to $390,525 for the six months ended June 30, 1998 primarily due to: (1) an increase in insurance expense due to an additional policy required at the Valencia Property for earthquake coverage and (2) an increase in leasing commissions at the Searcy Property.

        Professional fees and other expenses decreased by $8,240, or 17.7%, to $38,381 for the six months ended June 30, 1999 as compared to $46,621 for the three months ended June 30, 1998 due to: (1) a decrease in accounting fees due to a change of audit firms and (2) a decrease in legal fees.

        An increase in administrative and management fees to related party of $8,763, or 12.7%, to $77,529 for the six months ended June 30, 1999 as compared to $68,766 for the six months ended June 30, 1998 due to management fees being properly calculated in accordance with the management agreement based on a percentage of gross revenues rather than a percentage of base rents and percentage rents as had been calculated prior to the fourth quarter of 1998.

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

        During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. Abco vacated its space in May, 1999. No replacement tenant has yet been identified, however, the Partnership has retained a large regional real estate brokerage firm to help market the space. The brokerage firm has shown the space to several qualified prospective tenants. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the failure of Abco to renew its lease. In the short term, however, the vacancy of the Abco space could have a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms, by reducing traffic at the Property and negatively affecting percentage rents. In addition, the Partnership will incur expenses in leasing the space vacated by Abco to a new tenant, and the Partnership cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property (the "Lender") pending the resolution of the Abco vacancy.

        The Partnership suspended making distributions subsequent to the first quarter of 1997 due to the cost of addressing an environmental issue identified at the Valencia Property and payment of certain expenses related to the refinancing. The Partnership resumed making distributions commencing with the fourth quarter of 1998 after unrestricted working capital levels were deemed adequate. The fourth quarter distribution of $50,001 was paid during February 1999. Also, a first quarter distribution of $50,001 was paid during May 1999. A second quarter distribution of $20,000 will be paid during August 1999. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis until the resolution of the Abco vacancy discussed above.

        The cash on hand at June 30, 1999 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) other general Partnership purposes.

        Management is not aware of any other trends, events, commitments or uncertainties that are likely to materially impact the Partnership's liquidity.

        Net cash provided by operating activities of $287,679 for the six months ended June 30, 1999 included (i) net income of $22,182, (ii) non-cash adjustments of $314,866 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $49,369.

        Net cash provided by operating activities of $95,829 for the six months ended June 30, 1998 included (i) a net loss of $6,450 (ii) non-cash adjustments of $332,239 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $229,960.

        Net cash used in investing activities of $77,767 for the six months ended June 30, 1999 was for capital expenditures for property improvements.

        Net cash used in investing activities of $38,018 for the six months ended June 30, 1998 was for capital expenditures for property improvements.

        Net cash used in financing activities of $209,087 for the six months ended June 30, 1999 include (i) principal repayments on mortgage loans payable of $92,543, (ii) an increase in restricted cash of $16,542, and (iii) cash distributions to partners of $100,002.

        Net cash used in financing activities of $52,983 for the six months ended June 30, 1998 included (i) principal repayments on mortgage loans payable of $86,023 and (ii) a decrease in restricted cash of $33,040.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

        The Partnership is not subject to any material market risk from fluctuations in interest rates, foreign currency exchange rates, commodity prices or equity prices, and does not engage in any hedging transactions with respect to such risks.

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



DATE:       August 11, 1999               CONCORD MILESTONE PLUS, L.P.
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