Form 10-Q
period 1999-09-30
CONCORD MILESTONE PLUS L P
filed 1999-11-12
CIK 808460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                                   (mark one)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

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

                                 BALANCE SHEETS

              SEPTEMBER 30, 1999 (Unaudited) AND DECEMBER 31, 1998

                                     ASSETS

                                                                                   September 30, 1999     December 31, 1998
Property:
    Building and improvements, at cost                                          $15,730,591              $ 15,630,448
    Less: accumulated depreciation                                                6,459,439                 6,017,284
                                                                                -----------               -----------
    Building and improvements, net                                                9,271,152                 9,613,164
    Land, at cost                                                                10,987,034                10,987,034
                                                                                 ----------                ----------
    Property, net                                                                20,258,186                20,600,198

Cash and cash equivalents                                                           486,710                   436,256
Accounts receivable                                                                 231,853                   224,272
Restricted cash                                                                     304,244                   231,930
Debt financing costs, net                                                           250,670                   274,170
Prepaid expenses and other assets, net                                               83,514                    74,779
                                                                              -------------             -------------
    Total assets                                                                $21,615,177               $21,841,605
                                                                                 ==========                ==========

Liabilities:
Mortgage loans payable                                                          $16,376,513               $16,513,054
Accrued interest                                                                    111,436                   116,110
Accrued expenses and other liabilities                                              320,515                   299,746
Accrued expenses payable to affiliates                                               54,880                    45,641
                                                                              -------------             -------------
    Total liabilities                                                            16,863,344                16,974,551
                                                                                 ----------                ----------

Partners' capital:
    General partner                                                                 (75,046)                  (73,894)
    Limited partners:
        Class A Interests, 1,518,800                                              4,826,879                 4,940,948
        Class B Interests, 2,111,072                                                    -                         -
                                                                          -----------------        ------------------
    Total partners' capital                                                       4,751,833                 4,867,054
                                                                                -----------               -----------

    Total liabilities and partners' capital                                     $21,615,177               $21,841,605
                                                                                 ==========                ==========


                                      See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                                   September 30, 1999    September 30, 1998
Revenues:
Rent                                                                               $604,559                  $657,883
Reimbursed expenses                                                                 152,689                   140,716
Interest and other income                                                             4,896                     1,802
                                                                                  ---------                ----------

    Total revenues                                                                  762,144                   800,401
                                                                                    -------                  --------

Expenses:
Interest expense                                                                    342,022                   345,777
Depreciation and amortization                                                       159,181                   158,370
Management and property expenses                                                    211,894                   199,035
Administrative and management fees to related party                                  29,987                    32,087
Professional fees and other expenses                                                 36,459                    25,795
                                                                                   --------                 ---------

    Total expenses                                                                  779,543                   761,064
                                                                                    -------                  --------

Net (loss) income                                                                  $(17,399)                $  39,337
                                                                                    =======                  ========

Net (loss) income attributable to:
    Limited partners                                                               $(17,225)                  $38,944
    General partner                                                                    (174)                      393
                                                                                  ---------                 ---------

Net (loss) income                                                                  $(17,399)                 $ 39,337
                                                                                    =======                   =======

Loss (income) per weighted average
100 Class A
Interests outstanding                                                             $   (1.14)                $    2.59
                                                                                   ========                  ========

Weighted average number of 100
Class A interests outstanding                                                        15,188                    15,188
                                                                                     ======                    ======


                                      See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                   September 30, 1999     September 30, 1998
Revenues:
Rent                                                                             $1,924,426                $1,960,276
Reimbursed expenses                                                                 362,734                   346,137
Interest and other income                                                            12,276                     7,941
                                                                                -----------              ------------

    Total revenues                                                                2,299,436                 2,314,354
                                                                                  ---------                 ---------

Expenses:
Interest expense                                                                  1,017,743                 1,028,029
Depreciation and amortization                                                       474,047                   490,609
Management and property expenses                                                    620,507                   589,560
Administrative and management fees to related party                                 107,516                   100,853
Professional fees and other expenses                                                 74,840                    72,416
                                                                                 ----------               -----------

    Total expenses                                                                2,294,653                 2,281,467
                                                                                  ---------                 ---------

Net income                                                                      $     4,783               $    32,887
                                                                                 ==========                ==========

Net income attributable to:
    Limited partners                                                           $      4,735                   $32,558
    General partner                                                                      48                       329
                                                                                -----------              ------------

Net income                                                                      $     4,783                $   32,887
                                                                                 ==========                 =========

Income per weighted average
100 Class A
Interests outstanding                                                          $       0.31               $      2.17
                                                                                ===========                ==========

Weighted average number of 100
Class A interests outstanding                                                        15,188                    15,188
                                                                                   ========                   =======

                                      See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                     General        Class A
                                 Total              Partner        Interests


PARTNERS' CAPITAL (DEFICIT)
      January 1, 1999          $4,867,054          $(73,894)      $4,940,948

Distributions                    (120,004)           (1,200)        (118,804)
Net income                          4,783                48            4,735
                              -----------        ----------      -----------

PARTNERS' CAPITAL (DEFICIT)
      September 30, 1999       $4,751,833          $(75,046)      $4,826,879
                                =========           =======        =========



                                      See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                        September 30, 1999     September 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $    4,783                $   32,887
Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                               474,047                   490,609
        Change in operating assets and liabilities:
        Increase in accounts receivable                                              (7,581)                  (74,046)
        Increase in prepaid expenses and
             other assets, net                                                      (17,127)                  (37,056)
        Decrease in accrued interest                                                  6,279                    (4,639)
        Increase in accrued expenses
             and other liabilities                                                    9,816                    18,095
        Increase (decrease) in due to affiliate                                       9,239                   (51,176)
                                                                                 ----------                 ---------

Net cash provided by operating activities                                           479,456                   374,674
                                                                                   --------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Property improvements                                                      (100,143)                  (66,050)
                                                                                   --------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in restricted cash                                                 (72,314)                  (50,615)
        Principal repayments on mortgage loans payable                             (136,541)                 (126,291)
        Cash distributions to partners                                             (120,004)                        0
                                                                                   --------             -------------
Net cash used in financing activities                                              (328,859)                 (176,906)
                                                                                   --------                  --------

NET INCREASE CASH AND CASH EQUIVALENTS                                               50,454                    131,718

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                                                         436,256                   257,905
                                                                                    -------                  --------

CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                                              $486,710                 $ 389,623
                                                                                    =======                  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION:

Cash paid during the period for interest                                         $1,024,022                $1,032,668
                                                                                  =========                 =========

                                      See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10- 01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended September 30, 1999 and 1998 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations to be expected for the fiscal year. Certain information for 1998 has been reclassified to conform to the 1999 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        This Form 10-Q and documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership's (as defined below) industry, management beliefs, and certain assumptions made by the Partnership's management and involve known and unknown risks, uncertainties and other factors. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

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

Impact of Year 2000

     Year 2000 compliance programs and information systems modifications were initiated by the Partnership's affiliated management company, Milestone Property Management, Inc. ("MPMI"), in early 1998, in an attempt to ensure that these systems and key processes will remain functional. This objective was achieved by modifying present systems using existing internal and external programming resources and by installing new system hardware and software, and by monitoring supplier, customer and other third party readiness. Such modifications were completed by MPMI by September 1999. There have been no costs charged to the Partnership for the Year 2000 program completed by MPMI. The Partnership does not anticipate that the costs of any required modifications by MPMI to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity, although there can be no assurances that this will be the case.

        MPMI has contacted many of the Partnership's major customers, suppliers and vendors to inquire about their Year 2000 compliance programs. MPMI has not received responses from all those contacted, but those who have responded do not indicate any problems at this time. In the event that material third parties fail to complete their Year 2000 compliance programs successfully and on time, the Partnership's ability to operate its business, service tenants, bill or collect its revenue in a timely manner could be adversely affected. Although there can be no assurance that the conversion of the Partnership's key third-party relationships will have successful conversion programs, the General Partner does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the Partnership, although there can be no assurances that this will be the case. The Partnership has day-to-day operational contingency plans, and the General Partner is in the process of updating these plans for possible Year 2000 specific operational requirements.

Results of Operations

Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998

        The Partnership recognized net loss of $17,399 for three months ended September 30, 1999 as compared to net income of $39,337 for the same period in 1998 due to the following factors:

        A decrease in revenues of $38,257, or 4.8%, to $762,144 for the three months ended September 30, 1999 as compared to $800,401 for the three months ended September 30, 1998 primarily due to the net effect of the following: (1) a decrease in base rent revenue primarily due to Abco, the principal anchor tenant at the Green Valley Property, vacating during the second quarter of 1999; (2) a decrease in recording of percentage rent due from Abco due to its vacating the premises; (3) rent abatements for two tenants at the Green Valley Mall of approximately $6,500 and one tenant at the Old Orchard Shopping Center of approximately $3,000; (4) a decrease in minor tenant occupancy at the Old Orchard Shopping Center; and (5) an increase in tenant reimbursements due to an increase in management and property expenses.

        An increase in management and property expenses of $12,859, or 6.5%, to $211,894 for the three months ended September 30, 1999 as compared to $199,035 for the three months ended September 30, 1998 primarily due to common area expenses increasing as a result of increased minor repair and maintenance procedures at all three properties.

        A decrease in administrative and management fees to related party of $2,100, or 6.5%, to $29,987 for the three months ended September 30, 1999 as compared to $32,087 for the three months ended September 30, 1998 due to management fees being properly calculated in accordance with the management agreement based on a percentage of gross revenues rather than a percentage of base rents and percentage rents as had been calculated prior to the fourth quarter of 1998.

Professional fees and other expenses increased by $10,664, or 41.3%, to $36,459 for the three months ended September 30, 1999 as compared to $25,795 for the three months ended September 30, 1998 primarily due to an increase in costs and processing of the Federal and California Partnership tax return.

Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998

        The Partnership recognized net income of $4,783 for the nine months ended September 30, 1999 as compared to net income of $32,887 for the same period in 1998 due to the following factors:

        Revenues decreased by $14,918, or 0.6%, to $2,299,436 for the nine months ended September 30, 1999 as compared to $2,314,354 for the nine months ended September 30, 1998 primarily due to the net effect of the following: (1) a decrease in base rent revenue primarily due to Abco vacating during the second quarter of 1999; (2) a decrease in recording of percentage rent due from Abco due to its vacating of the premises and (3) an increase in reimbursed expenses due to an increase in management and property expenses.

        A decrease in depreciation and amortization expense of $16,562, or 3.4%, to $474,047 for the nine months ended September 30, 1999 as compared to $490,609 for the nine months ended September 30, 1998 primarily due to certain assets reaching the end of their depreciable lives.

        An increase in management and property expenses of $30,947, or 5.2%, to $620,507 for the nine months ended September 30, 1999 as compared to $589,560 for the nine months ended September 30, 1998 primarily due to: (1) common area expenses increasing as a result of increased minor repair and maintenance procedures at all three properties during the first three quarters of 1999 and
(2) an increase in leasing commissions at the Searcy Property.

        An increase in administrative and management fees to related party of $6,663, or 6.6%, to $107,516 for the nine months ended September 30, 1999 as compared to $100,853 for the nine months ended September 30, 1998 due to management fees being properly calculated in accordance with the management agreement based on a percentage of gross revenues rather than a percentage of base rents and percentage rents as had been calculated prior to the fourth quarter of 1998.

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

        The Partnership periodically makes distributions to its owners. A 1998 fourth quarter distribution of $50,001 was paid during February 1999. Also, a first quarter distribution of $50,001 was paid during May 1999 and a second quarter distribution of $20,002 was paid during August 1999. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

        The cash on hand at September 30, 1999 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) other general Partnership purposes.

        Management is not aware of any other trends, events, commitments or uncertainties that are likely to materially impact the Partnership's liquidity.

        Net cash provided by operating activities of $479,456 for the nine months ended September 30, 1999 included (i) net income of $4,783, (ii) non-cash adjustments of $474,047 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $626.

        Net cash provided by operating activities of $374,674 for the nine months ended September 30, 1998 included (i) net income of $32,887 (ii) non-cash adjustments of $490,609 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $148,822.

        Net cash used in investing activities of $100,143 for the nine months ended September 30, 1999 was for capital expenditures for property improvements.

        Net cash used in investing activities of $66,050 for the nine months ended September 30, 1998 was for capital expenditures for property improvements.

        Net cash used in financing activities of $328,859 for the nine months ended September 30, 1999 include (i) principal repayments on mortgage loans payable of $136,541, (ii) an increase in restricted cash of $72,314, and (iii) cash distributions to partners of $120,004.

        Net cash used in financing activities of $176,906 for the nine months ended September 30, 1998 included (i) principal repayments on mortgage loans payable of $126,291 and (ii) a decrease in restricted cash of $50,615.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

        The Partnership is not subject to any material market risk from fluctuations in interest rates, foreign currency exchange rates, commodity prices or equity prices, and does not engage in any hedging transactions with respect to such risks.
                                                           -10-

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



DATE:       November 10, 1999                CONCORD MILESTONE PLUS, L.P.
       ----------------------------          ----------------------------
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