Form 10-K
period 1999-12-31
CONCORD MILESTONE PLUS L P
filed 2000-03-29
CIK 808460

Exhibit Index p.23
                                                        Exhibits begin p. (n/a)
                                                        Total pages:  42

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                           OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1999
                        Commission file number 000-16757

                          CONCORD MILESTONE PLUS, L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  52-1494615
(State or other  jurisdiction of               (IRS Employer Identification No.)
  incorporation  or  organization)

150 EAST PALMETTO PARK ROAD, 4TH FLOOR
               BOCA RATON, FLORIDA                      33432
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (561) 394-9260
                                                   ---------------------

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

DOCUMENTS INCORPORATED BY REFERENCE                                        NONE

                                       PART I

     This Form 10-K and any documents incorporated herein by reference, if any, contain forward looking statements that have been made within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership's (as defined below) industry, management beliefs, and certain assumptions made by the Partnership's management and involve known and unknown risks, uncertainties and other factors. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                The amount of revenues attributable to the Searcy Property, the Valencia Property and the Green Valley Property (collectively, the "Properties") from tenants not affiliated with the Partnership was (i) $441,946, $1,299,922 and $1,228,007, respectively, for the fiscal year ended December 31, 1999; (ii) $438,026, $1,347,971 and $1,296,987, respectively, for the fiscal year ended December 31, 1998; and (iii) $457,514, $1,303,348 and $1,262,050, respectively, for the fiscal year ended December 31, 1997. There are no affiliated tenants.

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

Impact of Year 2000

                Year 2000 compliance programs and information systems modifications were initiated by the Partnership's affiliated management company, Milestone Property Management, Inc. ("MPMI"), in early 1998, in an attempt to ensure that these systems and key processes will remain functional. This objective was achieved by modifying present systems using existing internal and external programming resources and by installing new system hardware and software, and by monitoring supplier, customer and other third party readiness. Such modifications were completed by MPMI by September 1999. There have been no costs charged to the Partnership for the Year 2000 program completed by MPMI. Neither the Partnership nor MPMI has experienced any Year 2000 problems from any of its major customers, suppliers or vendors.

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

Refinancing of Bonds Payable

                As of September 30, 1997, the Partnership, with the assistance of Tri-Stone Mortgage Company, an affiliate of the General Partner, closed three fixed rate first mortgage loans (the "Mortgage Loans") from Westco Real Estate Finance Corp. (the "Lender") in the amounts of $2,865,000, $8,445,000 and $5,400,000, respectively. Tri-Stone Mortgage Company did not receive any compensation for its services. All three Mortgage Loans are secured by first mortgages on all three of the Properties. Prior to September 30, 1997, the Properties were encumbered by mortgages granted by the Partnership to United States Trust Company of New York, as trustee for the benefit of the holders of the Partnership's Escalating Rate Collateralized Mortgage Bonds due November 30, 1997 (the "Bonds"). The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds.

     The Mortgage Loans and related terms at December 31, 1999 for the Properties are summarized as follows:

                        Principal                             Monthly
                        Balance at                            Payments of
                        December         Interest             Principal
   Property/Location    31, 1999          Rate %            and Interest
   -----------------   ------------       ------            ------------
   Searcy, AR             $2,809,172       8.125               $21,640
   Valencia, CA            8,221,072       8.125                65,881
   Green Valley, AZ        5,297,637       8.250                41,252
                           ---------                            ------
   Total                 $16,327,881                          $128,773
                         ===========                           =======

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

                In connection with the Green Valley Mortgage Loan, the Partnership has deposited $150,000 into an escrow account (the "Green Valley Escrow Account") with the Lender. The funds held in the Green Valley Escrow Account may be released upon the execution of a new lease for the major tenant space, with a termination date of July 31, 2004 or later, and the satisfaction of certain other conditions.

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

                Taxes. The Partnership's adjusted federal income tax basis for the Searcy Property is approximately $3,106,000, of which $430,000 is allocated to land and $2,676,000 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 to 12 years using the straight-line method of cost recovery.

                Competition. There are three shopping centers within two miles to the west of the Town and Country Plaza on Race Avenue. The first shopping center consists of a Goody's department store and a vacant furniture store. The second shopping center consists of a Fred's discount store, Warehouse Foods, a Sears catalog store and two satellite stores. The third center consists of a Kroger food store and a Revco drugstore. Directly across the highway from the Searcy Property is a Wal-Mart superstore. The Wal-Mart which relocated from the Town and Country Plaza in 1992, has since vacated and subdivided its superstore. Books-A-Million, Stage, Hibetts Sports and TSC Tractor Supply currently occupy this space.

                Operating and Tenant Information. As of March 1, 2000, there were nine tenants, including two anchor tenants, at the Searcy Property. The two anchor tenants are a J.C. Penney department store and a Stage apparel store which has vacated the premises. Stage remains responsible under the terms of the lease through July, 2001. The other seven tenants provide a variety of goods and services. The occupancy rate was 95.5%, 95.5% and 95.5% in 1999, 1998 and 1997, respectively.

                The tables on pages 7 and 8 further describe and summarize certain operating data and tenant information for the Property.

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

     Description. Old Orchard Shopping center is an eight building, one-story masonry and steel shopping center complex that was originally constructed in 1965. During 1985 and 1986 the shopping center was renovated and enlarged to 103,413 square feet of gross leasable area. The exterior construction is pre-cast concrete, fluted block and decorative tile. The shopping center has over 500 parking spaces. In the opinion of the General Partner, the Valencia Property is adequately insured.

                Taxes. The Partnership's adjusted federal income tax basis for the Valencia Property is $10,793,000, of which $6,500,000 is allocated to land and $4,293,000 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over
31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

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

                Operating and Tenant Information. As of March 1, 2000, there were 21 tenants, including two anchor tenants, at the Valencia Property. The two anchor tenants are a Lucky Store grocery and a Rite Aid pharmacy. The other 19 tenants provide a variety of goods and services. The occupancy rate was 96.9%, 96.6% and 93.9% in 1999, 1998 and 1997, respectively.

                The tables on pages 7 and 8 further describe and summarize certain operating data and tenant information for the Property.

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

     Description. Green Valley Mall is an open-air shopping complex originally built in the 1960's and expanded at various times throughout the 1970's and 1980's. The shopping center is comprised of several buildings, including some that are free standing, totaling 194,750 gross leasable square feet (adjusted by 1,800 square feet representing the mall office). The exterior construction is a combination of adobe block, split face block and painted concrete block. The mall has approximately 975 parking spaces. In the opinion of the General Partner, the Green Valley Property is adequately insured.

                Taxes. The Partnership's adjusted federal income tax basis for the Green Valley Property is $9,226,000, of which $5,100,000 is allocated to land and $4,126,000 to the buildings and improvements. For financial statement purposes, the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 3 to 10 years using the straight-line method of cost recovery.

                Competition. The Green Valley Property competes directly with the 142,500 square foot Continental Shopping Plaza located at Continental Road and Interstate 19 approximately one mile south of the Green Valley Property. The Continental Shopping Plaza is anchored by a Safeway Supermarket. There is a shopping center located 3 miles to the north of the Green Valley Property in the newly incorporated town of Sahuarita. This shopping center includes a 65,000 square foot Wal-Mart Department Store and a 42,000 square foot Bashas' Food Store as anchor tenants plus 25,000 square feet of space for local tenants. Another center located to the north of the Green Valley Property, closed during 1995 and was anchored by a 45,000 square foot Kmart and 10,000 square feet of space for local tenants. A six screen multiplex theater is planned to be built adjacent to Kmart with a projected opening of mid summer 2000. Since the incorporation of this town, several large areas have been rezoned for commercial development. One shopping area located 2.5 miles north of Green Valley, called "The Quorum", opened within the last two years.

                Operating and Tenant Information. As of March 1, 2000, there were 70 tenants, including two anchor tenants, at the Green Valley Property. The two anchor tenants include a Beall's outlet store and an Ace Hardware store. The third anchor tenant space is currently unoccupied. The other 68 tenants provide a variety of goods and services. The occupancy rate was 70.7%, 86.5% and 89.3% in 1999, 1998 and 1997, respectively.

                During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. Abco vacated its space in May, 1999. No replacement tenant has yet been identified, however, the Partnership has retained a large regional real estate brokerage firm to help market the space. The brokerage firm has shown the space to several qualified prospective tenants. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Abco space. In the short term, however, the vacancy of the Abco space could have a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms, by reducing traffic at the Property and negatively affecting percentage rents. In addition, the Partnership will incur expenses in releasing the Abco space and cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property (the "Lender") pending the resolution of the vacancy in this unoccupied anchor tenant space.

                The tables on pages 7 and 8 further describe and summarize certain operating data and tenant information for the Property.



Table 1.  Summary of Operating and Tenant Information

                             Tenant Occupying    Square  Occupancy Base Rent                                 Lease        Annual
                             >10% of GLA         Feet     Rate     Sq Ft.     Percentage Rent & Other        Expiration   R/E Taxes
                             /Nature of
Location      Property       Business
------------ --------------  ------------------- ------  --------- ---------  -------------------------      ---------    ---------
Searcy, AR   Town & Country                       78,436 95.46%    $5.50  (1)                                             $27,915
               Plaza

                             J.C. Penney          39,396           $5.22       1.5% of Sales in excess       8/31/2007
                             Department Store                                  of $11,820,004.  Pro-rata
                                                                               Reimbursement for real
                                                                               estate taxes over the
                                                                               base year amount. Common
                                                                               area maintenance reimbursed
                                                                               at fixed intervals over
                                                                               the lease term.


                             Stage                15,600           $5.25       Operation discontinued         7/30/2001
                             Clothing and Apparel                              4/30/98 (2)

Valencia, CA Old Orchard                         103,413 96.88%   $11.29   (1)                                            $132,460
               Shopping
               Ctr.          Lucky Stores         31,842           $9.42       1.25% of Sales in excess       6/30/2006
                             Full Service Grocery                              of $38,000,000 less amounts
                                                                               paid for property taxes,
                                                                               assessments and insurance
                                                                               premiums.  (3)

                             Rite Aid             18,125           $2.48       Rent is payable in an amount   5/31/2005
                             Pharmacy                                          equal to 3% of the tenant's
                                                                               gross sales for the previous month,
                                                                               but not less than $45,000 annually.
                                                                               Pays no reimbursed expenses.

Green Valley Green Valley    None                194,750 70.67%    $7.03   (1)                                            $215,623
 , AZ          Mall

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

(3) Pro-rata reimbursement for real estate taxes, common area maintenance and insurance.

Table 2.  Summary of Lease Expirations


                                             Year of         Number of       Gross Leasable        Annual         % of Total Annual
    Location               Property      Lease Expiration   Leases Expiring  Area Expiring       Minimum Rent     Minimum Rent
------------- -------------------------- -----------------  ---------------  -------------       ------------     ------------


Searcy, AR    Town & Country Plaza           M-T-M            2               2,760              $18,120           4.4%
                                             2000             1               5,973              (1)              -
                                             2001             2              23,147             $155,050          37.7%
                                             2002             1               2,000              $18,000           4.4%
                                             2003             1               1,600              $14,400           3.5%
                                             2007             1              39,396             $205,600          50.0%
                                           Vacancies          1               3,560              -               -
                                                              -              ------           ----------      --------
                                            Total             9              78,436             $411,170         100.0%
                                            =====             =              ======              =======         ======



Valencia, CA  Old Orchard Shopping Center    2000             2              10,680              $91,246           8.6%
                                             2001             2               2,400              $40,500           3.8%
                                             2002             5               9,867             $192,733          18.1%
                                             2003             5              11,272             $190,104          17.8%
                                             2004             2               5,100              $78,360           7.4%
                                             2005             3              27,429             $170,910          16.1%
                                             2006             1              31,842             $300,000          28.2%
                                           Vacancies          4               4,823              -               -
                                                             --             -------          -----------      --------
                                            Total            24             103,413           $1,063,853         100.0%
                                            =====            ==             =======            =========         ======



Green Valley Green Valley Mall              M-T-M            2                 600               $2,205           .23%
  , AZ                                       2000            21              34,204             $284,547         29.33%
                                             2001            18              34,065             $255,935         26.38%
                                             2002            15              33,237             $224,164         23.10%
                                             2003             9              20,160             $158,918         16.38%
                                             2004             2               2,400              $20,621          2.13%
                                             2005             1               1,540              $14,245          1.47%
                                             2008             1              11,425               $9,600           .98%
                                           Vacancies         11              57,119              -               -
                                                             --             -------           ----------      --------
                                            Total            80             194,750             $970,235         100.0%
                                            =====            ==             =======              =======         ======

(1)  Tenant currently pays 4% of gross sales in lieu of all rental obligations.

Commitments and Contingencies

                Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the Partnership and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances, even if the problem was caused by another party or a tenant. The Partnership is not aware of any existing environmental conditions that will have a material effect on the financial statements.

Item 3.         Legal Proceedings

                None

Item 4.         Submission of Matters to a Vote of Security Holders.

                None

                                                              PART II

Item 5. Market for Registrant's Units and Related Security Holders Matters.

                (a) Class A and Class B Interests are not traded on any established public trading market and no organized market has developed for the interests in the Partnership. Sales of the Class A and Class B Interests occur from time to time through independent broker-dealers, but to the best of the Partnership's knowledge, there are no market makers for the interests. Recently published information relating to other real estate limited partnerships (which may or may not be analogous to the Partnership) indicates that sales of limited partnership interests in those partnerships occur at substantial discounts from the amounts of the original investments.

                (b) As of March 1, 2000, 1,518,800 Class A Interests and 2,111,072 Class B Interests were held by approximately 1,173 and 1,249 holders, respectively.

                (c) The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners depending upon distributable cash flow and certain other conditions. The table on page 11 lists cash distributions.

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

                Distributable cash flow, as defined in the Partnership Agreement, means, with respect to any period, (i) revenues and payments (which do not include refundable deposits or unearned rent) of the Partnership received in cash during such period, and reserves set aside out of revenues during prior periods and no longer needed for the Partnership's business, but not including cash proceeds attributable to a capital transaction (as defined), Bond proceeds or capital contributions (as defined), less (ii) the sum of (A) amounts paid in cash by the Partnership during such period for operating expenses of the Partnership (excluding amounts paid from reserves or funds provided by capital contributions or loans), for debt payments, and for other fees or payments to the General Partner, (B) any capital expenditures with respect to Properties, and (C) any amount set aside for the restoration, increase or creation of reserves. Distributable cash flow is deemed to include the amount of any income tax withheld with respect to revenues that are includable in distributable cash flow.

                During its two most recent fiscal years, the Partnership has made the following cash distributions with respect to the Class A Interests:

                                       Amount of                   Portion
       Distribution                    Distribution                Representing
      With Respect                     Per 100 Class               a Return of
 To Quarter Ended:                     A Interests (1)             Capital (2)
 -----------------                     ---------------             ------------
 March 31, 1999 (4)                     $3.29                         $3.29
 June 30, 1999 (4)                      $1.32                         $1.32
 September 30, 1999 (5)                    $0                            $0
 December 31, 1999 (5)                     $0                            $0

 March 31, 1998 (3)                        $0                            $0
 June 30, 1998 (3)                         $0                            $0
 September 30, 1998 (3)                    $0                            $0
 December 31, 1998 (4)                  $3.29                         $3.29
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

              (4) The Partnership resumed making distributions after determining that unrestricted working capital levels were adequate. The December 31, 1998 distribution was made during February 1999.

              (5) The Partnership suspended making distributions subsequent to the second quarter of 1999 after determining that unrestricted working capital levels were inadequate due to Abco vacating its space at the Green Valley Property in May, 1999.

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

                 CONCORD MILESTONE PLUS, L.P.
                   (A Limited Partnership)
                   Selected Financial Data


                                For Year Ended      For Year Ended      For Year Ended    For Year Ended    For Year Ended
                               December 31, 1999   December 31, 1998   December 31, 1997 December 31, 1996 December 31, 1995
                               -----------------   -----------------   ----------------- ----------------- -----------------
Operating Statement Data:
Revenue                               $2,986,502         $3,103,638          $3,046,796        $3,009,663        $3,061,279
Net (loss)income                        (84,307)             31,270            (271,920)         (238,119)         (307,810)

Balance Sheet Data:
Total assets                          21,423,375         21,841,605          22,051,864        22,086,775        22,537,617
Long term debt                        16,327,881         16,513,054          16,683,574        16,473,060        16,425,967
Total liabilities                     16,760,632         16,974,551          17,216,080        16,877,282        16,893,481

Statement of Partners'
(Deficit) Capital:
     General Partner                    (75,937)            (73,894)            (74,207)          (70,470)          (66,124)
     Class A Interests                 4,738,680          4,940,948           4,909,991         5,279,963         5,710,260
     Class B Interests                         0                  0                   0                 0                 0
     Total                             4,662,743          4,867,054           4,835,784         5,209,493         5,644,136

Per 100 Class A Interests (a):

     Net (loss)income  (b):               (5.55)               2.06              (17.90)           (15.68)           (20.27)

     Distributions (c):                    4.61                3.29                3.29             12.94             13.15

     Return of Capital (d):                4.61                3.29                3.29             12.94             13.15



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

                On September 30, 1997, the Partnership closed three fixed rate first mortgage loans in the amounts of $2,865,000, $8,445,000 and $5,400,000, on the Searcy, Valencia and Green Valley Properties, respectively. All three Mortgage Loans are secured by first mortgages on each of the Properties. The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds. The Mortgage Loans are described in further detail in Item 2. Properties Section.

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

Impact of Year 2000

                Year 2000 compliance programs and information systems modifications were initiated by the Partnership's affiliated management company, Milestone Property Management, Inc. ("MPMI"), in early 1998, in an attempt to ensure that these systems and key processes will remain functional. This objective was achieved by modifying present systems using existing internal and external programming resources and by installing new system hardware and software, and by monitoring supplier, customer and other third party readiness. Such modifications were completed by MPMI by September 1999. There have been no costs charged to the Partnership for the Year 2000 program completed by MPMI. Neither the Partnership nor MPMI has experienced any Year 2000 problems from any of its major customers, suppliers or vendors.

Competition

                Rental property owned by the Partnership will have substantial competition from similar properties in the vicinity in which such property is located. Such competition is generally for the retention of existing tenants and for new tenants upon space becoming vacant. Competition for tenants may result in the Partnership being unable to quickly re-lease space resulting in a decline in cash flows. The Partnership believes that the profitability of each of the Properties is based, in part, upon its geographic location, the operations and identity of the property's tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. The Partnership also believes that general economic circumstances and trends as well as the character and quality of new and existing properties which may be located in the vicinity of the Properties are factors that may affect the operation and competitiveness of the property.

Results of Operations

Comparison of Year Ended December 31, 1999 to 1998.

Revenues of the Partnership decreased $117,136, or 3.77%, to $2,986,502 in 1999 from $3,103,638 in 1998 primarily due to the net effect of the following:

                (1) Rent - A decrease in base rent of $78,776, or 3.04%, to $2,509,336 in 1999 from $2,588,112 in 1998 caused by (i) a decrease in base rent and percentage rent revenues at the Green Valley Property due to Abco, a principal anchor tenant, vacating its space during the year and (ii) two vacancies at the Valencia Property.

                (2) Reimbursed Expenses - A decrease in reimbursed expenses of $33,879, or 6.85%, to $460,539 in 1999 from $494,418 in 1998 primarily due to a decrease in the recovery on both common area expenses and real estate taxes at the Green Valley Property due to Abco vacating its space during the year.

                Management and property expenses increased $60,047, or 7.54%, to $856,001 in 1999 from $795,954 in 1998 due to increases in real estate taxes, insurance and common area expenses at the Properties.

                Professional fees and other expenses decreased $27,910, or 28.13%, to $71,317 in 1999 from $99,227 in 1998, primarily due to a decrease in accounting fees due to a change of audit firms in 1998.

                Administrative and management fees to a related party decreased by $3,004 or 1.91% to $153,905 in 1999 from $156,909 in 1998 due to decreases in both rent revenue and recovery of reimbursed expenses.

                Depreciation and amortization expense decreased $15,937, or 2.46%, to $630,782 in 1999 from $646,719 in 1998, primarily due to certain assets reaching the end of their depreciable lives.

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

                During February 1999, the Partnership received notice from Abco, a principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. Abco vacated its space in May, 1999. No replacement tenant has yet been identified, however, the Partnership has retained a large regional real estate brokerage firm to help market the space. The brokerage firm has shown the space to several qualified prospective tenants. Many of the other tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Abco space. In the short term, however, the vacancy of the Abco space could have a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms, by reducing traffic at the Property and negatively affecting percentage rents. In addition, the Partnership will incur expenses in leasing the space vacated by Abco to a new tenant, and the Partnership cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property (the "Lender") pending the resolution of the vacant anchor tenant space created by the departure of Abco.

                The Partnership periodically makes distributions to its owners. A 1998 fourth quarter distribution of $50,001 was paid during February 1999. Also, a first quarter distribution of $50,001 was paid during May 1999 and a second quarter distribution of $20,002 was paid during August 1999. Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property, which created vacant anchor tenant space. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership. Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

                The cash on hand at December 31, 1999 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and
(b) other general Partnership purposes.

                Net cash provided by operating activities of $528,387 for the year ended December 31, 1999 was comprised of (i) net loss of $84,307, (ii) adjustments of $630,782 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $18,088.

                Net cash provided by operating activities of $487,409 for the year ended December 31, 1998 was comprised of (i) net income of $31,270, (ii) adjustment of $646,719 for depreciation and amortization, and (iii) a net change in operating assets and liability of $190,580.

                Net cash used in investing activities of $114,259 for the year ended December 31, 1999 was comprised of capital expenditures for building improvements.

                Net cash used in investing activities of $176,503 for the year ended December 31, 1998 was comprised of capital expenditures for building improvements.

                Net cash used in financing activities of $288,647 for the year ended December 31, 1999 included (i) principal repayments on mortgages loans payable of $185,173, (ii) funds held in escrow of $16,530 and (iii) cash distributions to partners of $120,004.

                Net cash used in financing activities of $132,555 for the year ended December 31, 1998 included (i) principal repayments on mortgages loans payable of $170,520 and (ii) funds held in escrow of $37,965.

 Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

                The Partnership, in its normal course of business, is theoretically exposed to interest rate changes as they relate to real estate mortgages and the effect of such mortgage rate changes on the values of real estate. However, for the Partnership, all of its mortgage debt is at fixed rates, is for extended terms, and would be unaffected by any sudden change in interest rates. The Partnership's possible risk is from increases in long-term real estate mortgage rates that may occur over a decade or more, as this may decrease the overall value of real estate. Since the Partnership has the intent to hold its existing mortgages to maturity (or until the sale of a Property), there is believed to be no interest rate market risk on the Partnership's results of operations or its working capital position. The Partnership estimates the fair value of its long term fixed rate Mortgage Loans generally using discounted cash flow analysis based on the Partnership's current borrowing rates for similar types of debt. At December 31, 1999, the fair value of the Mortgage Loans was estimated to be $16,055,167 compared to a carrying value amount of $16,327,881.

                The Partnership's cash equivalents and short-term investments, if any, generally bear variable interest rates. Changes in the market rates of interest available will affect from time-to-time the interest earned by the Partnership. Since the Partnership does not rely on its interest earnings to fund working capital needs, changes in these interest rates will not have an impact on the Partnership's results of operations or working capital position.

 Item 8.        Financial Statements and Supplementary Data.

                The financial statements and supplementary data are included elsewhere in this document, as listing on the accompanying index.

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

Item 10.        Directors and Officers of the Registrant.

                The names, offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

                                  Has Served As a
                                   Director and/or
           Name             Age     Position Held           Officer Since (1)
   ---------------------    ---   ------------------        -----------------

 Leonard S. Mandor (3)     53     President                 Inception (2)
                                                            and Director

 Robert A. Mandor (3)      47     Vice President            Inception
                                                            and Director

 Harvey Shore              54     Vice President            December 24, 1987

 Joseph P. Otto            46     Vice President            October 3, 1997
                                  and Secretary

 Patrick Kirse             31     Treasurer and             October 3, 1997
                                  Controller
----------------------------------

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

Compliance with Section 16(a) of the Exchange Act.

                Based on the General Partner's review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during 1999.

Item 11.        Compensation.

                During 1999, the Partnership paid or accrued:

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

                (ii)$128,904  to  MPMI  for  property  management  fees  for the fiscal year ended December 31, 1999. Pursuant to the management agreement between the Partnership and MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant property for which MPMI performs leasing services, 3 percent for multiple tenant property for which MPMI does not perform leasing services and 1 percent for single tenant property. The management fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization; (iii) income derived from interest on investments, security deposits utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes; (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.

                No officer, director, or employee of the General Partner received any direct compensation from the Partnership during the fiscal year ended December 31, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                (a) The General Partner knows of only one beneficial owner of five percent or more of the issued and outstanding Class A Interests. The General Partner knows of only two owners of five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of March 1, 2000:

                                    Amount and
                                      Nature of     Percent
   Title   Name and Address of        Beneficial        of
 of Class     Beneficial Owner       Ownership        Class
---------  -------------------      ------------    -------
Class A    KM Investments, LLC           96,068*        6.33%
Interests  199 South Los Robles
           Suite #440
           Pasadena, CA 91101

Class B    The Guardian Life            572,292*       27.11%
Interests  Insurance Company
           of America
           203 Park Avenue South
           New York, NY  10003

Class B    KM Investments, LLC           96,368*         4.56%
Interests  199 South Los Robles
           Suite #440
           Pasadena, CA 91101
-----------------------

* To the best of the Partnership's knowledge, both The Guardian Life Insurance Company of America and KM Investments, LLC have sole voting power and investment power with respect to these securities.

                (b) The General Partner, together with its affiliates and the officers and directors of the General Partner, own less than 1% of the issued and outstanding Class A Interests and less than 1% of the issued and outstanding Class B Interests.

                The number of shares of stock, no par value, of Concord (which is the parent of the General Partner) beneficially owned by all directors of the General Partner and CMP Beneficial Corp. and all directors and officers of the General Partner and CMP Beneficial Corp. as a group as of March 1, 2000 is set forth in the following table:

                               Amount and
                                  Nature of       Percent
         Name of                  Beneficial           of
  Beneficial Owner               Ownership          Class
  ------------------           -------------      -------
   Leonard S. Mandor                  267             67%
   Robert A. Mandor                   133             33%

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

Item 14. Exhibits, Financial Statements, Financial Schedule, and Reports on Form 8-K.

                (a) Financial Statements and Financial Schedule

                    See Index to Financial Statements and Financial Schedule included elsewhere in this Report.

                (b) Exhibits:

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

27. Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the fiscal year ended December 31, 1999, and is qualified in its entirety by reference to such financial statements.

                                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 21, 2000.

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


By: /s/ Leonard S. Mandor                                    March 21, 2000
    -----------------------------------------
    Leonard S. Mandor
    President  (Principal Executive Officer)
    and Director of CM Plus
    Corporation and CMP Beneficial Corp.


By: /s/ Robert A. Mandor                                     March 21, 2000
    -----------------------------------------
    Robert A. Mandor
    Vice President and Director of CM Plus
    Corporation and CMP Beneficial Corp.


By: /s/ Patrick Kirse                                        March 21, 2000
    -----------------------------------------
    Patrick Kirse
    Treasurer and Controller (Principal
    Accounting Officer) of CM Plus
    Corporation and CMP Beneficial Corp.

This page intentionally left blank.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE




                                                                        Page No.
1. Financial Statements:

   a.  Concord Milestone Plus, L.P.

       1.     Independent Auditors' Reports ...........................   30

       2.     Balance Sheets, December 31, 1999 and December 31, 1998..   32

       3.     Statements of Revenues and Expenses for the Years Ended
              December 31, 1999, 1998 and 1997 ........................   33

       4.     Statements of Changes in Partners' Capital for the Years
              Ended December 31, 1999, 1998 and 1997 ..................   34

       5.     Statements of Cash Flows for the Years Ended December
              31, 1999,  1998 and 1997 ................................   35

       6.     Notes to Financial Statements ...........................   36

2. Financial Schedule:

   a.         Real Estate and Accumulated Depreciation (Schedule III) .   42

                This financial statement schedule of the Partnership for each of the years ended December 31, 1999, 1998 and 1997 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Partnership. All other financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

                                                    INDEPENDENT AUDITORS' REPORT

Concord Milestone Plus, L.P.

We have audited the accompanying balance sheets of Concord Milestone Plus, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the years then ended. Our audits also included the information pertaining to 1999 and 1998 contained in the financial statement schedule of real estate and accumulated depreciation. These financial statements and the financial statement schedule of real estate and accumulated depreciation are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule of real estate and accumulated depreciation based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the information pertaining to 1999 and 1998 contained in the financial statement schedule of real estate and accumulated depreciation, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/ Ahearn, Jasco + Company, P.A.

Pompano Beach, Florida
February 26, 2000

                                                    INDEPENDENT AUDITORS' REPORT
Concord Milestone Plus, L.P.

We have audited the accompanying statements of revenues and expenses, changes in partners' capital and cash flows of Concord Milestone Plus, L.P. (the "Partnership") for the year ended December 31, 1997. Our audit also included the information pertaining to 1997 contained in the financial statement schedule of real estate and accumulated depreciation. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule information based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners' capital and cash flows of Concord Milestone Plus L.P. for the year ended December 31, 1997 in conformity with general accepted accounting principles. Also, in our opinion, the information pertaining to 1997 contained in such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 1998

                                                    CONCORD MILESTONE PLUS, L.P.
                                                       (a Limited Partnership)

                                                           BALANCE SHEETS

                                                     DECEMBER 31, 1999 and 1998

                                                                                         December 31,          December 31,
                                                                                          1999                  1998
Property:
           Building and improvements, at cost                                           $ 15,744,707           $15,630,448
           Less: accumulated depreciation                                                  6,605,544             6,017,284
                                                                                        ------------          ------------
           Building and improvements, net                                                  9,139,163             9,613,164
           Land, at cost                                                                  10,987,034            10,987,034
                                                                                         -----------           -----------
           Property, net                                                                  20,126,197            20,600,198

Cash and cash equivalents                                                                    561,737               436,256
Accounts receivable                                                                          209,899               224,272
Restricted cash                                                                              215,400               231,930
Debt financing costs, net                                                                    242,836               274,170
Prepaid expenses and other assets, net                                                        67,306                74,779
                                                                                       -------------         -------------
           Total assets                                                                 $ 21,423,375          $ 21,841,605
                                                                                         ===========           ===========

Liabilities:
Mortgage loans payable                                                                   $16,327,881           $16,513,054
Accrued interest                                                                             114,809               116,110
Accrued expenses and other liabilities                                                       265,943               299,746
Accrued expenses payable to affiliates                                                        51,999                45,641
                                                                                       -------------         -------------
           Total liabilities                                                              16,760,632            16,974,551
                                                                                         -----------           -----------

Partners' capital:
           General partner                                                                   (75,937)              (73,894)
           Limited partners:
                Class A Interests, 1,518,800                                               4,738,680             4,940,948
                Class B Interests, 2,111,072                                                     -                     -
                                                                                   -----------------     -----------------

           Total partners' capital                                                         4,662,743             4,867,054
                                                                                        ------------           -----------

           Total liabilities and partners' capital                                      $ 21,423,375           $21,841,605
                                                                                         ===========            ==========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                 December 31,            December 31,          December 31,
                                                                  1999                    1998                  1997
Revenues:
Rent                                                              $2,509,336               $2,588,112           $2,543,384
Reimbursed expenses                                                  460,539                  494,418              477,312
Interest and other income                                             16,627                   21,108               26,100
                                                                 -----------              -----------            ---------

           Total revenues                                          2,986,502                3,103,638            3,046,796
                                                                   ---------                ---------            ---------

Expenses:
Interest expense                                                   1,358,804                1,373,559            1,602,762
Depreciation and amortization                                        630,782                  646,719              584,414
Management and property expenses                                     856,001                  795,954              816,817
Administrative and management fees
           to related party                                          153,905                  156,909              132,725
Professional fees and other expenses                                  71,317                   99,227              181,998
                                                                 -----------              -----------           ----------

           Total expenses                                          3,070,809                3,072,368            3,318,716
                                                                   ---------                ---------            ---------

           Net (loss) income                                       $ (84,307)             $    31,270            $(271,920)
                                                                   =--------               ==========             ========

Net (loss) income attributable to:
           Limited partners                                         $(83,464)                 $30,957            $(269,201)
           General partner                                              (843)                     313               (2,719)
                                                                 -----------             ------------          -----------

Net (loss)income                                                    $(84,307)                 $31,270            $(271,920)
                                                                    ========                =========            =========

(Loss)income  per weighted average
Limited Partnership 100 Class A
Interests outstanding                                             $    (5.55)                   $2.06            $  (17.90)
                                                                  ==========               ==========            =========

Weighted average number of 100
Class A interests outstanding                                         15,188                   15,188               15,188
                                                                   =========                =========            =========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, and 1997

                                                      General          Class A        Class B
                                      Total           Partner         Interests      Interests

PARTNERS' CAPITAL (DEFICIT)
           January 1, 1997          $5,209,493       ($70,470)       $5,279,963              -

Distributions                         (101,789)        (1,018)         (100,771)             -
Net Loss for 1997                     (271,920)        (2,719)         (269,201)             -
                                    ----------       --------        ----------  --------------

PARTNERS' CAPITAL (DEFICIT)
           December 31, 1997         4,835,784        (74,207)        4,909,991              -
                                     ---------        --------        ---------- --------------

Net Income for 1998                     31,270            313            30,957              -
                                   -----------      ---------       -----------  --------------

PARTNERS' CAPITAL (DEFICIT)
           December 31, 1998         4,867,054        (73,894)        4,940,948               -
                                     ---------        --------        ---------  --------------

Distributions                         (120,004)        (1,200)         (118,804)             -
Net Loss for 1999                      (84,307)          (843)          (83,464)             -
                                    ----------      ---------        ----------  --------------

PARTNERS' CAPITAL (DEFICIT)
           December 31, 1999        $4,662,743       ($75,937)       $4,738,680              -
                                    ==========       ==========      ==========   ==========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997


                                                                              December 31,      December 31,      December 31,
                                                                              1999               1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                $(84,307)          $31,270         $(271,920)
Adjustments to reconcile net (loss) income to net
           cash provided by operating activities:
           Depreciation and amortization                                          630,782           646,719           584,414
           Change in operating assets and liabilities:
           Decrease (increase) in accounts receivable                              14,373          (101,120)           23,576
           (Increase) decrease in prepaid expenses
              and other assets, net                                                (3,715)          (18,451)           15,364
           Decrease in accrued interest                                            (1,301)           (1,198)          (19,792)
           (Decrease) increase in accrued expenses and other liabilities          (33,803)          (41,517)           86,126
           Increase (decrease) in accrued expenses payable to affiliates            6,358           (28,294)           61,950
                                                                              -----------      ------------     -------------

Net cash provided by operating activities                                          528,387          487,409           479,718
                                                                                ----------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Property improvements                                                 (114,259)         (176,503)          (94,486)
                                                                                 --------        ----------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Redemption of bonds payable                                             -                -             (16,452,000)
           Decrease (increase) in restricted cash                                  16,530            37,965          (269,895)
           Debt financing costs                                                    -                -                (313,337)
           Proceeds from mortgage loans payable                                    -                -              16,710,000
           Principal repayments on mortgage loans payable                        (185,173)         (170,520)          (26,426)
           Cash distributions to partners                                        (120,004)                -          (101,789)
                                                                                 --------        ---------------- -----------

Net cash used in financing activities                                            (288,647)         (132,555)         (453,447)
                                                                                 --------        ----------       -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                              125,481           178,351           (68,215)

CASH AND CASH EQUIVALENTS,
           BEGINNING OF PERIOD                                                    436,256           257,905           326,120
                                                                                 --------        ----------       -----------

CASH AND CASH EQUIVALENTS,
           END OF PERIOD                                                         $561,737        $  436,256      $    257,905
                                                                                  =======         =========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
           INFORMATION:

Cash paid during the period for interest                                       $1,360,105         $1,374,757       $1,622,554
                                                                                =========          =========        ==========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


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

Restricted Cash

Restricted cash consists of escrow deposits held by the lender for payment of property taxes and an amount held pending the execution of a new lease of the space formerly leased to Abco at the Green Valley property and satisfaction of certain other conditions related thereto.

Base Rents

Base rents are recognized on a straight-line basis over the terms of the related leases, including free rent, if any, and lease step ups.

Property

Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements and other depreciable assets are carried at cost, and depreciated on a straight-line basis using an estimate useful life of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the lease. Total depreciation expense was $593,225, $609,161, $588,520 in 1999, 1998 and 1997, respectively.

The Partnership's policy is to quarterly assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its properties over its remaining useful life, on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to the estimated fair value to reflect an impairment in the value of the asset. The Partnership determined that an adjustment to the carrying amount of its properties was not necessary in 1999, 1998, and 1997.

Income Taxes

The Partnership makes no provision for income taxes because all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership's net assets and liabilities are $2,996,877 and $2,904,634 higher than the amounts reported for financial statement purposes at December 31, 1999 and 1998, respectively, due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes and the write-down of property during 1993 and 1994 for financial reporting purposes.

Discount on Bonds Payable and Debt Financing Costs

The Partnership amortized the original issue discount on bonds payable using the effective interest method over the term of the Bonds. The costs to obtain the new Mortgage Loans (see Note 6) were capitalized and are being amortized over the term of such mortgages using the effective interest method.

Income (loss) Per Class A Interest

The Partneship follows the provisions of Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share". SFAS No.128 requires a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. The Partnership has no dilutive interests. Income (loss) per Class A interest amounts are computed by dividing net income (loss) allocable to the limited partners by the weighted average number of 100 Class A Interests outstanding during the year.

Statement of Comprehensive Income

A statement of comprehensive income has not been included per SFAS 130, "Reporting Comprehensive Income", as the Partnership has no items of other comprehensive income.

Statement of Disclosures about Segments of an Enterprise and Related Information

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.
The Partnership's operations are within one reportable segment.

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

Reclassifications

Certain reclassifications were made to the accompanying 1997 and 1998 financial statements to conform with the 1999 presentation.

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

Minimum base rental income under non-cancelable tenant lease agreements, having lease terms expiring from one to nine years, at December 31, 1999 are as follows:

 Year Ended
  December 31           Amount
-------------         ----------
       2000           $2,249,649
       2001            1,868,492
       2002            1,395,753
       2003            1,005,954
       2004              779,548
  Thereafter           1,178,060
                    ------------
      Total           $8,477,456
                    ============

The above table does not include contingent rental amounts. The total contingent rentals received in 1999, 1998, and 1997, were $142,847, $148,490, and $163,307, respectively. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant's gross receipts above fixed minimum amounts and for reimbursement of all or a portion of the tenant's pro rata share of real estate taxes, insurance and common area maintenance expenses. There was no tenant in 1999, 1998 and 1997 whose rents exceed 10% of the Partnership's total revenue.

5.  Related Party Transactions

The Partnership pays fees for customary property management services ("Management Fees") equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. Management Fees incurred for the years ended December 31, 1999, 1998, and 1997, were $128,904, $131,909, and $107,725, respectively. Management Fees are payable to Milestone Property Management, Inc., a Delaware corporation and affiliate of the General Partner ("MPMI").

The Partnership also paid $25,000 to MPMI for administrative services for the years ended December 31, 1999, 1998, and 1997.

As of December 31, 1999 and 1998, the Partnership accrued $51,999 and $45,641, respectively, payable to Milestone Properties, Inc. ("MPI"), an affiliate of the General Partner for administrative and management fees and insurance.

Tri-Stone Mortgage Company, an affiliate of the General Partner, assisted the Partnership in obtaining three fixed rate Mortgage Loans in 1997. No fee was paid to Tri-Stone for its assistance.

6.     Mortgage Loans Payable

As of September 30, 1997, the Partnership, with the assistance of Tri-Stone Mortgage Company, an affiliate of the General Partner, closed three fixed rate first mortgage loans (the "Mortgage Loans") from Westco Real Estate Finance Corp. (the "Lender") in the amounts of $2,865,000, $8,445,000 and $5,400,000, respectively. All three Mortgage Loans are secured by cross-collateralized first mortgages on the Partnership's shopping centers. Prior to September 30, 1997, the shopping centers were encumbered by mortgages granted by the Partnership for the benefit of the holders of the Partnership's Bonds. The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds. An aggregate of $17,015,650 was paid to the holders of the Bonds in connection with such redemption, of which $16,452,000 was applied to prepay the principal of the Bonds and $563,650 was applied to pay interest accrued on the Bonds through the redemption date.

The Mortgage Loans and related terms at December 31, 1999 are summarized as follows:

                     Principal                 Monthly
                    Balance at                 Payments of
                     December     Interest     Principal
Property/Location    31, 1999       Rate %    and Interest
----------------- --------------    ------    ------------
Searcy, AR          $2,809,172       8.125          $21,640
Valencia, CA         8,221,072       8.125           65,881
Green Valley, AZ     5,297,637       8.250           41,252
                     ---------                       ------
Total              $16,327,881                     $128,773
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

The scheduled principal payments of the Mortgage Loans at December 31, 1999 are as follows:

     Year Ending
     December 31                   Amount
   -------------                 ---------
          2000                $    197,149
          2001                     218,023
          2002                     236,758
          2003                     257,101
          2004                     275,482
     Thereafter                 15,143,368
                                ----------
         Total                 $16,327,881
                                ==========

The Partnership estimates the fair value of its long term fixed rate Mortgage Loans generally using discounted cash flow analysis based on the Partnership's current borrowing rates for similar types of debt. At December 31, 1999, the fair value of the Mortgage Loans was estimated to be $16,055,167 compared to a carrying value amount of $16,327,881.

In connection with the Green Valley Mortgage Loan, the Partnership has deposited $150,000 into an escrow account with the Lender. The funds held in this escrow account may be released upon the execution of a new lease for specified vacant anchor tenant space, with a termination date of July 31, 2004 or later, and the satisfaction of certain other conditions related thereto.

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

7.     Commitments and Contingencies

During February 1999, the Partnership received notice from Abco, a principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. Abco vacated its space in May, 1999. No replacement tenant has yet been identified, however, the Partnership has retained a large regional real estate brokerage firm to help market the space. The brokerage firm has shown the space to several qualified prospective tenants. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Abco space. In the short term, however, the vacancy of this anchor tenant space could have a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms, by reducing traffic at the Property and negatively affecting percentage rents. In addition, the Partnership will incur expenses in releasing the Abco space and cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property (the "Lender") pending the resolution of this anchor space vacancy.

Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the Partnership and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances, even if the problem was caused by another party or a tenant. The Partnership is not aware of any existing environmental conditions that will have a material effect on the financial statements.

From time to time, the Partnership is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Partnership. At December 31, 1999, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Partnership.

                          CONCORD MILESTONE PLUS, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                         Costs
                                                                         Capitalized
                                                                         Subsequent               Gross Amount at
                                             Initial Cost                to Acquisition        which Carried at Close of Period (A)
                                            --------------------------  ---------    -----------------------------------------------
                                                           Land
                                            Building &      Building &                Building &                 Accumulated
Description       Encumbrances  Land        Improvements   Improvements  Land         Improvements     Total    Depreciation(B)
and Location
----------------- ------------ ------------  ------------   -----------  ---------     ------------  ---------- ----------------
Town & Country      $2,809,172    $430,000   $3,620,000      $455,340     $430,000    $4,146,234     $4,576,234  $1,612,255
Plaza
Searcy, AR

Old Orchard          8,221,072   6,500,000    5,075,000     1,369,256    6,500,000     6,488,082     12,988,082  2,564,096
Shopping Center
Valencia, CA

Green Valley Mall    5,297,637   5,100,000    4,587,000     1,566,818    4,057,034     5,110,391      9,167,425  2,429,193
Green Valley, AZ
                     ---------   ---------    ---------     ---------    ---------     ---------      ---------  ---------


                    $16,327,881 $12,030,000  $13,282,000    $3,391,414 $10,987,034   $15,744,707    $26,731,741  $6,605,544
                     ==========  ==========   ==========     =========  ==========    ==========     ==========   =========


                      Date      Depreciation
Description          Acquired       Life
and Location
-----------------    --------------------------
Town & Country       08/20/87    31.5 years
Plaza
Searcy, AR

Old Orchard          01/22/88    31.5 years
Shopping Center
Valencia, CA

Green Valley Mall    04/15/88    31.5 years
Green Valley, AZ


                                                                   1999              1998            1997
(A) Reconciliation of investment properties owned:
        Beginning balance                                        $26,617,482       $26,440,979      $26,346,493
        Property acquisitions/improvements                           114,259           176,503           94,486
        Write-down of property                                             0                 0                0
                                                         ---------------------------------------------------------

        Balance at end of period                                 $26,731,741       $26,617,482      $26,440,979
                                                                  ==========        ==========       ==========

(B) Reconciliation of accumulated depreciation:
        Beginning balance                                         $6,017,284        $5,413,087       $4,829,534
        Depreciation expense                                         588,260           604,197          583,553
                                                                 -----------       -----------      -----------

        Balance at end of period                                  $6,605,544        $6,017,284       $5,413,087
                                                                   =========         =========        =========


                                                                     -42-
