Form 10-Q
period 2000-03-31
CONCORD MILESTONE PLUS L P
filed 2000-05-12
CIK 808460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
(mark one)

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

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

                                 BALANCE SHEETS

                MARCH 31, 2000 (Unaudited) AND DECEMBER 31, 1999


Assets                                                                          March 31, 2000      December 31, 1999
                                                                                --------------      -----------------
Property:
    Building and improvements, at cost                                          $15,752,582               $15,744,707
    Less: accumulated depreciation                                                6,751,684                 6,605,544
                                                                                 ----------                ----------
    Building and improvements, net                                                9,000,898                 9,139,163
    Land, at cost                                                                10,987,034                10,987,034
                                                                                 ----------                ----------
    Property, net                                                                19,987,932                20,126,197

Cash and cash equivalents                                                           635,325                   561,737
Accounts receivable                                                                 227,125                   209,899
Restricted cash                                                                     304,245                   215,400
Debt financing costs, net                                                           235,003                   242,836
Prepaid expenses and other assets, net                                               58,111                    67,306
                                                                               ------------              ------------
    Total assets                                                                $21,447,741               $21,423,375
                                                                                 ==========                ==========

Liabilities
Mortgage loans payable                                                          $16,278,301               $16,327,881
Accrued interest                                                                    110,742                   114,809
Accrued expenses                                                                    200,302                   112,462
Deferred income and other liabilities                                               174,878                   153,481
Accrued expenses payable to affiliates                                               43,706                    51,999
                                                                               ------------              ------------
    Total liabilities                                                            16,807,929                16,760,632
                                                                                 ----------                ----------

Partners' capital:
    General partner                                                                 (76,166)                  (75,937)
    Limited partners:
        Class A Interests, 1,518,800                                              4,715,978                 4,738,680
        Class B Interests, 2,111,072                                                      0                         0
                                                                            ---------------          ----------------
    Total partners' capital                                                       4,639,812                 4,662,743
                                                                                 ----------               -----------

    Total liabilities and partners' capital                                     $21,447,741               $21,423,375
                                                                                 ==========                ==========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                                    March 31, 2000       March 31, 1999
Revenues:
Rent                                                                               $631,613                  $648,090
Reimbursed expenses                                                                 110,289                   118,466
Interest and other income                                                             5,904                     3,633
                                                                                 ----------               -----------

    Total revenues                                                                  747,806                   770,189
                                                                                   --------                 ---------

Expenses:
Interest expense                                                                    332,671                   336,495
Depreciation and amortization                                                       156,209                   165,844
Management and property expenses                                                    216,109                   210,175
Administrative and management fees to related party                                  47,891                    38,774
Professional fees and other expenses                                                 17,857                    17,593
                                                                                  ---------                 ---------

    Total expenses                                                                  770,737                   768,881
                                                                                   --------                  --------

Net (loss) income                                                                  $(22,931)                $   1,308
                                                                                    =======                  ========

Net (loss) income attributable to:

    Limited partners                                                               $(22,702)                   $1,295
    General partner                                                                    (229)                       13
                                                                                  ---------                 ---------

Net (loss) income                                                                  $(22,931)                 $  1,308
                                                                                    =======                   =======

(Loss) income per weighted average
Limited Partnership 100 Class A
Interests outstanding                                                             $   (1.51)               $      .09
                                                                                   --------                 =========

Weighted average number of 100
Class A interests outstanding                                                        15,188                    15,188
                                                                                     ======                    ======

                   See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (Unaudited)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                                                            General         Class A          Class B
                                                        Total              Partner         Interests        Interests

PARTNERS' CAPITAL (DEFICIT)
      January 1, 2000                                 $4,662,743          $(75,937)       $4,738,680       $       0

Net Loss                                                 (22,931)             (229)          (22,702)              0
                                                     -----------        ----------        ----------    --------------

PARTNERS' CAPITAL (DEFICIT)
      March 31, 2000                                  $4,639,812          $(76,166)       $4,715,978       $       0
                                                       =========            ======         =========    ==============


                            See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                      March 31, 2000   March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                      $(22,931)               $1,308
Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation and amortization                                                        156,209              165,844
    Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                          (17,226)               19,511
    Decrease in prepaid expenses and other assets, net                                    6,958                12,911
    Decrease in accrued interest                                                         (4,067)                 (348)
    Increase in accrued expenses, deferred income and
        other liabilities                                                               109,237                31,351
    Decrease in accrued expenses payable to affiliates                                   (8,293)              (29,800)
                                                                                       --------               -------

Net cash provided by operating activities                                               219,887               200,777
                                                                                        -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                                (7,874)              (21,550)
                                                                                        -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in restricted cash                                                         (88,845)              (88,129)
    Principal repayments on mortgage loans payable                                      (49,580)              (49,477)
    Cash distributions to partners                                                            0               (50,001)
                                                                                     ----------               -------

Net cash used in financing activities                                                  (138,425)             (187,607)

NET INCREASE (DECREASE)
    CASH AND CASH EQUIVALENTS                                                            73,588                (8,380)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          561,737               436,256
                                                                                       --------               -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $635,325              $427,876
                                                                                        =======               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                                               $336,738              $336,843
                                                                                        =======               =======


                      See Accompanying Notes to Financial Statements

                                             INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Partners of Concord Milestone Plus, L.P.

We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of March 31, 2000, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month period then ended. These financial statements are the responsibility of the management of the Partnership.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
May 5, 2000

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended March 31, 2000 and 1999 are unaudited. The financial statements for the period ended March 31, 2000 have been reviewed by an independent public accountant pursuant to Rule 10-01(d) of Regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1999 has been reclassified to conform to the 2000 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        This Form 10-Q and documents incorporated herein by reference, if any, contain forward- looking statements that have been made within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership's (as defined below) industry, management beliefs, and certain assumptions made by the Partnership's management and involve known and unknown risks, uncertainties and other factors. Such factors include the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

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

        The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of Bonds and 36 Class B Interests. The Partnership redeemed all of the outstanding Bonds as of September 30, 1997 with the proceeds of three new fixed rate mortgage loans. Each Equity Unit consisted of 100 Class A Interests and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 which represented the Class B Interests from the sale of the Bond Units.

Results of Operations

Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999

        The Partnership recognized net loss of $22,931 for the three months ended March 31, 2000 as compared to income of $1,308 for the same period in 1999 due to the following factors:

        A decrease in revenues of $22,383, or 2.9%, to $747,806 for the three months ended March 31, 2000 as compared to $770,189 for the three months ended March 31, 1999 primarily due to a decrease in base rent and tenant reimbursements revenues at both the Green Valley Property due to Abco, a principal anchor tenant, vacating its space during 1999, and at the Valencia Property due to a temporary vacancy in the first quarter of 2000.

        An increase in management and property expenses of $5,934, or 2.8%, to $216,109 for the three months ended March 31, 2000 as compared to $210,175 for the three months ended March 31, 1999 primarily due to an increase in real estate taxes at each of the three properties.

        A decrease in depreciation and amortization expense of $9,635, or 5.8% to $156,209 for the three months ended March 31, 2000 as compared to $165,844 for the three months ended March 31,1999 primarily due to certain assets reaching the end of their depreciable lives.

        An increase in administrative and management fees to related party of $9,117, or 23.5%, to $47,891 for the three months ended March 31, 2000 as compared to $38,774 for the three months ended March 31, 1999 due to an increase in administrative costs.

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

        During February 1999, the Partnership received notice from Abco, a principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. Abco vacated its space in May, 1999. No replacement tenant has yet been identified, however, the Partnership has retained a large regional real estate brokerage firm to help market the space. The brokerage firm has shown the space to several qualified prospective tenants. Many of the other tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Abco space. However, this vacancy could have a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to obtain new tenants, retain current tenants or renew leases with current tenants on favorable terms due to reduced traffic at the Property and by negatively affecting percentage rents. In addition, the Partnership will incur expenses in leasing the space vacated by Abco to a new tenant, and the Partnership cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately
$150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property (the "Lender") pending the resolution of the vacant anchor tenant space created by the departure of Abco.

        The Partnership periodically makes distributions to its Partners. A 1998 fourth quarter distribution of $50,001 was paid during February 1999. Also, a first quarter distribution of $50,001 was paid during May 1999 and a second quarter distribution of $20,002 was paid during August 1999. Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property, which created vacant anchor tenant space. Further, the Partnership expects to incur material capital costs in the near term related to parking lot work at the Valencia Property, certain roof replacements at the Green Valley Property, and miscellaneous other costs at all three of the Partnership Properties. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership. Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

        The cash on hand at March 31, 2000 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose, (b) material capital costs in the near term related to parking lot work at the Valencia Property and certain roof replacements at the Green Valley Property and (c) other general Partnership purposes.

        Net cash provided by operating activities of $219,887 for the three months ended March 31, 2000 included (i) net loss of $22,931, (ii) non-cash adjustments of $156,209 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $86,609.

        Net cash provided by operating activities of $200,777 for the three months ended March 31, 1999 included (i) net income of $1,308 (ii) non-cash adjustments of $165,844 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $33,625.

        Net cash used in investing activities of $7,874 for the three months ended March 31, 2000 was for capital expenditures for property improvements.

        Net cash used in investing activities of $21,550 for the three months ended March 31, 1999 was for capital expenditures for property improvements.

        Net cash used in financing activities of $138,425 for the three months ended March 31, 2000 include (i) principal repayments on mortgage loans payable of $49,580 and (ii) an increase in restricted cash of $88,845.

        Net cash used in financing activities of $187,607 for the three months ended March 31, 1999 included (i) principal repayments on mortgage loans payable of $49,477, (ii) an increase in restricted cash of $88,129 and (iii) cash distributions to partners of $50,001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

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

27   Financial Data Schedule is included.

(b) Reports:

        No reports on form 8-K were filed during the quarter covered by this Report.

                                                       SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:      May 5, 2000             CONCORD MILESTONE PLUS, L.P.
       --------------------        ----------------------------
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