Form 10-Q
period 2000-06-30
CONCORD MILESTONE PLUS L P
filed 2000-08-10
CIK 808460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
(mark one)

X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

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

                                                      BALANCE SHEETS

                                     JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999


Assets:                                                                           June 30, 2000       December 31, 1999
                                                                                  -------------       -----------------
Property:
    Building and improvements, at cost                                          $15,892,259               $15,744,707
    Less: accumulated depreciation                                                6,901,769                 6,605,544
                                                                                 ----------                ----------
    Building and improvements, net                                                8,990,490                 9,139,163
    Land, at cost                                                                10,987,034                10,987,034
                                                                                 ----------                ----------
    Property, net                                                                19,977,524                20,126,197

Cash and cash equivalents                                                           567,994                   561,737
Accounts receivable                                                                 209,179                   209,899
Restricted cash                                                                     218,396                   215,400
Debt financing costs, net                                                           227,169                   242,836
Prepaid expenses and other assets, net                                               41,814                    67,306
                                                                                -----------              ------------
    Total assets                                                                $21,242,076               $21,423,375
                                                                                 ==========                ==========

Liabilities:
Mortgage loans payable                                                          $16,231,345               $16,327,881
Accrued interest                                                                    110,449                   114,809
Accrued expenses and other liabilities                                              264,507                   265,943
Accrued expenses payable to affiliates                                               58,365                    51,999
                                                                                -----------              ------------
    Total liabilities                                                            16,664,666                16,760,632
                                                                                 ----------                ----------

Commitments and Contingencies

Partners' capital:
    General partner                                                                 (76,790)                  (75,937)
    Limited partners:
        Class A Interests, 1,518,800                                              4,654,200                 4,738,680
        Class B Interests, 2,111,072                                                      0                         0
                                                                              -------------          ----------------
    Total partners' capital                                                       4,577,410                 4,662,743
                                                                                  ---------               -----------

    Total liabilities and partners' capital                                     $21,242,076               $21,423,375
                                                                                 ==========                ==========


                                      See Accompanying Notes to Financial Statements



                                               CONCORD MILESTONE PLUS, L.P.
                                                 (a Limited Partnership)

                                           STATEMENTS OF REVENUES AND EXPENSES

                                                       (Unaudited)

                                    FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                      June 30, 2000          June 30, 1999
                                                                                      -------------          -------------
Revenues:
Rent                                                                               $656,012                  $671,777
Reimbursed expenses                                                                  75,634                    91,579
Interest and other income                                                             6,315                     3,747
                                                                                   --------                  --------

    Total revenues                                                                  737,961                   767,103
                                                                                    -------                   -------

Expenses:
Interest expense                                                                    339,070                   339,226
Depreciation and amortization                                                       160,156                   149,022
Management and property expenses                                                    224,953                   198,438
Administrative and management fees to related party                                  50,449                    38,755
Professional fees and other expenses                                                 25,735                    20,788
                                                                                    -------                   -------

    Total expenses                                                                  800,363                   746,229
                                                                                    -------                   -------

Net (loss) income                                                                  $(62,402)                 $ 20,874
                                                                                     ======                   =======

Net (loss) income attributable to:

    Limited partners                                                               $(61,778)                  $20,665
    General partner                                                                    (624)                      209
                                                                                  ---------                  --------

Net (loss) income                                                                  $(62,402)                 $ 20,874
                                                                                     ======                   =======

(Loss) income per weighted average
Limited Partnership 100 Class A
Interests outstanding                                                              $ (4.11)                 $    1.37
                                                                                   =========                 ========

Weighted average number of 100
Class A interests outstanding                                                        15,188                    15,188
                                                                                   ========                   =======





                                      See Accompanying Notes to Financial Statements


                                               CONCORD MILESTONE PLUS, L.P.
                                                 (a Limited Partnership)

                                           STATEMENTS OF REVENUES AND EXPENSES

                                                       (Unaudited)

                                     FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                      June 30, 2000          June 30, 1999
                                                                                      -------------          -------------
Revenues:
Rent                                                                             $1,287,625                $1,319,867
Reimbursed expenses                                                                 185,923                   210,045
Interest and other income                                                            12,219                     7,380
                                                                                 ----------               -----------

    Total revenues                                                                1,485,767                 1,537,292
                                                                                  ---------                 ---------

Expenses:
Interest expense                                                                    671,741                   675,721
Depreciation and amortization                                                       316,365                   314,866
Management and property expenses                                                    441,062                   408,613
Administrative and management fees to related party                                  98,340                    77,529
Professional fees and other expenses                                                 43,592                    38,381
                                                                                 ----------                ----------

    Total expenses                                                                1,571,100                 1,515,110
                                                                                  ---------                 ---------

Net (loss) income                                                                  $(85,333)                $  22,182
                                                                                    =======                  ========

Net (loss) income attributable to:

    Limited partners                                                               $(84,480)                  $21,960
    General partner                                                                    (853)                      222
                                                                                -----------                 ---------

Net (loss) income                                                                  $(85,333)                 $ 22,182
                                                                                    =======                   =======

(Loss) income per weighted average
Limited Partnership 100 Class A
Interests outstanding                                                            $    (5.62)                $    1.46
                                                                                  =========                  ========

Weighted average number of 100
Class A interests outstanding                                                         15,188                   15,188
                                                                                  ==========                  =======





                                      See Accompanying Notes to Financial Statements


                                               CONCORD MILESTONE PLUS, L.P.
                                                 (a Limited Partnership)

                                        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                        (Unaudited)

                                          FOR THE SIX MONTHS ENDED JUNE 30, 2000



                                                      General         Class A          Class B
                                  Total              Partner         Interests        Interests

PARTNERS' CAPITAL (DEFICIT)
      January 1, 2000           $4,662,743          $(75,937)       $4,738,680                 0


Net Loss                          (85,333)              (853)          (84,480)                0
                                  -------               -----          -------              ----

PARTNERS' CAPITAL (DEFICIT)
      June 30, 2000             $4,577,410          $(76,790)       $4,654,200                 0
                                 =========           =======         =========              ====



                                      See Accompanying Notes to Financial Statements


                                               CONCORD MILESTONE PLUS, L.P.
                                                 (a Limited Partnership)

                                                 STATEMENTS OF CASH FLOWS

                                                       (Unaudited)

                                     FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                    June 30, 2000     June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                      ($85,333)              $22,182
Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation and amortization                                                       316,365               314,866
    Change in operating assets and liabilities:
    Decrease in accounts receivable                                                         720                 4,407
    Decrease in prepaid expenses and other assets, net                                   21,019                26,294
    Decrease in accrued interest                                                         (4,360)               (4,375)
    Decrease in accrued expenses and other liabilities                                   (1,436)              (70,652)
    Increase (decrease) in accrued expenses payable to affiliates                         6,366                (5,043)
                                                                                       --------              --------

Net cash provided by operating activities                                               253,341               287,679
                                                                                        -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                              (147,552)              (77,767)
                                                                                       --------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in restricted cash                                                          (2,996)              (16,542)
    Principal repayments on mortgage loans payable                                      (96,536)              (92,543)
    Cash distributions to partners                                                            0              (100,002)
                                                                                        ----------           --------
Net cash used in financing activities                                                   (99,532)             (209,087)
                                                                                        --------             ---------

NET INCREASE
    CASH AND CASH EQUIVALENTS                                                              6,257                  825

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                                 561,737               436,256
                                                                                        -------               -------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                                      $567,994              $437,081
                                                                                        =======               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                                               $676,101              $680,096
                                                                                        =======               =======

                          See Accompanying Notes to Financial Statements

                                             INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Partners of Concord Milestone Plus, L.P.


We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of June 30, 2000, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month and six month periods then ended. These financial statements are the responsibility of the management of the Partnership.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 2000 financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
August 2, 2000

                                               CONCORD MILESTONE PLUS, L.P.
                                                 (a Limited Partnership)

                                              NOTES TO FINANCIAL STATEMENTS

                                                       (Unaudited)

                                          FOR THE SIX MONTHS ENDED JUNE 30, 2000


    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended June 30, 2000 and 1999 are unaudited. The financial statements for the periods ended June 30, 2000 have been reviewed by an independent public accountant pursuant to Rule 10-01(d) of Regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1999 has been reclassified to conform to the 2000 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 1999.

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



Results of Operations

Comparison of Three Months Ended June 30, 2000 to Three Months Ended
June 30, 1999

    The Partnership recognized net loss of $62,402 for the three months ended June 30, 2000 as compared to net income of $20,874 for the same period in 1999.The change is due to the following factors:

    A decrease in revenues of $29,142, or 3.8%, to $737,961 for the three months ended June 30, 2000 as compared to $767,103 for the three months ended June 30, 1999 primarily due to a decrease in base rent and tenant reimbursements revenues at the Green Valley Property due to Abco, a principal anchor tenant, vacating its space during May 1999.

    An increase in management and property expenses of $26,515, or 13.3%, to $224,953 for the three months ended June 30, 2000 as compared to $198,438 for the three months ended June 30, 1999 primarily due to the following: (i) an increase in real estate taxes at each of the three properties and (ii) an increase in common area maintenance expenses.

    An increase in depreciation and amortization expense of $11,134 or 7.5% to $160,156 for the three months ended June 30, 2000 as compared to $149,022 for the three months ended June 30,1999 primarily due to the net effect of the following: (i) certain roof replacements at the Green Valley Property during the second quarter of 2000 and (ii) certain assets reaching the end of their depreciable lives.

    An increase in administrative and management fees to related party of $11,694 or 30.2%, to $50,449 for the three months ended June 30, 2000 as compared to $38,755 for the three months ended June 30, 1999 due to an increase in administrative costs.

Results of Operations

Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999

    The Partnership recognized net loss of $85,333 for the six months ended June 30, 2000 as compared to net income of $22,182 for the same period in 1999. The change is due to the following factors:

     A decrease in revenues of $51,525 or 3.4%, to $1,485,767 for the six months ended June 30, 2000 as compared to $1,537,292 for the six months ended June 30, 1999 primarily due to a decrease in base rent and tenant reimbursements revenues at both the Green Valley Property due to Abco, a principal anchor tenant, vacating its space during May 1999, and at the Valencia Property due to a temporary vacancy in the first quarter of 2000.

    An increase in management and property expenses of $32,449, or 7.9%, to $441,062 for the six months ended June 30, 2000 as compared to $408,613 for the six months ended June 30, 1999 primarily due to an increase in real estate taxes at each of the three properties.

    An increase in administrative and management fees to related party of $20,811, or 26.8% to $98,340 for the six months ended June 30, 2000 as compared to $77,529 for the six months ended June 30, 1999 primarily due to an increase in administrative costs.

Liquidity and Capital Resources

    The General Partner believes that the Partnership's expected revenue and working capital is sufficient to meet the Partnership's current operating requirements for the next 12 months. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur.

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

The Partnership periodically makes distributions to its Partners. A 1998 fourth quarter distribution
                                                           -10-
of  $50,001  was  paid  during  February  1999.   Also,  a  first  quarter  1999
distribution  of  $50,001  was paid  during May 1999 and a second  quarter  1999 distribution of $20,002 was paid during August 1999. Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property, which created vacant anchor tenant space. The Partnership expects to incur estimate capital costs of $19,000 in the near term related to parking lot work at the Valencia Property. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership. Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

    The cash on hand at June 30, 2000 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) material capital costs in the near term related to parking lot work at the Valencia Property and
(c) other general Partnership purposes.

    Net cash provided by operating activities of $253,341 for the six months ended June 30, 2000 included (i) net loss of $85,333, (ii) non-cash adjustments of $316,365 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $22,309.

    Net cash provided by operating activities of $287,679 for the six months ended June 30, 1999 included (i) net income of $22,182, (ii) non-cash adjustments of $314,866 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of ($49,369).

    Net cash used in investing activities of $147,552 for the six months ended June 30, 2000 was for capital expenditures for property improvements.

    Net cash used in investing activities of $77,767 for the six months ended June 30, 1999 was for capital expenditures for property improvements.

    Net cash used in financing activities of $99,532 for the six months ended June 30, 2000 include (i) principal repayments on mortgage loans payable of $96,536 and (ii) an increase in restricted cash of $2,996.

    Net cash used in financing activities of $209,087 for the six months ended June 30, 1999 included (i) principal repayments on mortgage loans payable of $92,543, (ii) an increase in restricted cash of $16,542 and (iii) cash distributions to partners of $100,002.

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

(a) Exhibit:

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