Form 10-Q
period 2000-09-30
CONCORD MILESTONE PLUS L P
filed 2000-11-13
CIK 808460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
 (mark one)

 X                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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

                                 BALANCE SHEETS

              SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999


Assets:                                                                       September 30, 2000   December 31,1999
                                                                              ------------------   ----------------
Property:
    Building and improvements, at cost                                          $15,911,310               $15,744,707
    Less: accumulated depreciation                                                7,051,603                 6,605,544
                                                                               ------------                ----------
    Building and improvements, net                                                8,859,707                 9,139,163
    Land, at cost                                                                10,987,034                10,987,034
                                                                                -----------                ----------
    Property, net                                                                19,846,741                20,126,197

Cash and cash equivalents                                                           557,434                   561,737
Accounts receivable                                                                 238,261                   209,899
Restricted cash                                                                     338,046                   215,400
Debt financing costs, net                                                           219,336                   242,836
Prepaid expenses and other assets, net                                               86,280                    67,306
                                                                               ------------              ------------
    Total assets                                                                $21,286,098               $21,423,375
                                                                                 ==========                ==========

Liabilities:
Mortgage loans payable                                                          $16,183,374               $16,327,881
Accrued interest                                                                    110,123                   114,809
Accrued expenses and other liabilities                                              373,537                   265,943
Accrued expenses payable to affiliates                                               65,472                    51,999
                                                                               ------------              ------------
    Total liabilities                                                            16,732,506                16,760,632
                                                                                 ----------                ----------

Commitments and Contingencies

Partners' capital:
    General partner                                                                 (77,029)                  (75,937)
    Limited partners:
        Class A Interests, 1,518,800                                              4,630,621                 4,738,680
        Class B Interests, 2,111,072                                                      0                         0
                                                                           ----------------          ----------------
    Total partners' capital                                                       4,553,592                 4,662,743
                                                                                -----------               -----------

    Total liabilities and partners' capital                                     $21,286,098               $21,423,375
                                                                                 ==========                ==========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                                 September 30, 2000   September 30,1999
Revenues:
Rent                                                                               $599,466                  $604,559
Reimbursed expenses                                                                 157,559                   152,689
Interest and other income                                                             7,388                     4,896
                                                                                  ---------                  --------

    Total revenues                                                                  764,413                   762,144
                                                                                    -------                   -------

Expenses:
Interest expense                                                                    338,023                   342,022
Depreciation and amortization                                                       159,903                   159,181
Management and property expenses                                                    238,871                   211,894
Administrative and management fees to related party                                  40,446                    29,987
Professional fees and other expenses                                                 10,989                    36,459
                                                                                   --------                   -------

    Total expenses                                                                  788,232                   779,543
                                                                                    -------                   -------

Net (loss)                                                                         $(23,819)                 $(17,399)
                                                                                    =======                   =======

Net (loss) attributable to:

    Limited partners                                                               $(23,581)                 $(17,225)
    General partner                                                                    (238)                     (174)
                                                                                   --------                 ---------

Net (loss)                                                                         $(23,819)                 $(17,399)
                                                                                    =======                   =======

(Loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding                                                              $   (1.57)             $    (1.14)
                                                                                    =========               =========

Weighted average number of 100
Class A interests outstanding                                                        15,188                    15,188
                                                                                   ========                  ========




                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                 September 30, 2000   September 30,1999
Revenues:
Rent                                                                             $1,887,091                $1,924,426
Reimbursed expenses                                                                 343,482                   362,734
Interest and other income                                                            19,607                    12,276
                                                                                -----------                ----------

    Total revenues                                                                2,250,180                 2,299,436
                                                                                  ---------                 ---------

Expenses:
Interest expense                                                                  1,009,764                 1,017,743
Depreciation and amortization                                                       476,268                   474,047
Management and property expenses                                                    679,933                   620,507
Administrative and management fees to related party                                 138,786                   107,516
Professional fees and other expenses                                                 54,581                    74,840
                                                                                 ----------                ----------

    Total expenses                                                                2,359,332                 2,294,653
                                                                                  ---------                 ---------

Net (loss) income                                                                 $(109,151)              $     4,783
                                                                                   ========                ==========

Net (loss) income attributable to:

    Limited partners                                                               (108,059)               $    4,735
    General partner                                                                  (1,092)                       48
                                                                                 ----------                ----------

Net (loss) income                                                                 $(109,151)               $    4,783
                                                                                   ========                 =========

(Loss) income per weighted average
Limited Partnership 100 Class A
Interests outstanding                                                            $    (7.19)               $     0.31
                                                                                  =========                 =========

Weighted average number of 100
Class A interests outstanding                                                        15,188                     15,188
                                                                                  =========                 ==========





                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000



                                                                           General          Class A          Class B
                                                        Total              Partner         Interests        Interests

PARTNERS' CAPITAL (DEFICIT)
      January 1, 2000                                 $4,662,743          $(75,937)       $4,738,680                 0


Net Loss                                                (109,151)           (1,092)         (108,059)                0
                                                       ---------           -------         ---------                 -

PARTNERS' CAPITAL (DEFICIT)
      September 30, 2000                              $4,553,592          $(77,029)       $4,630,621                $0
                                                       =========           =======         =========                 =





                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                 September 30, 2000   September 30,1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                     $(109,151)               $4,783
Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation and amortization                                                       476,268               474,047
    Change in operating assets and liabilities:
    Increase in accounts receivable                                                     (28,362)               (7,581)
    Increase in prepaid expenses and other assets, net                                  (23,642)              (17,127)
    (Decrease) increase in accrued interest                                              (4,686)                6,279
    Increase in accrued expenses and other liabilities                                  107,594                 9,816
    Increase in accrued expenses payable to affiliates                                   13,473                 9,239
                                                                                      ---------              --------

Net cash provided by operating activities                                               431,494               479,456
                                                                                       --------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                              (168,644)             (100,143)
                                                                                       --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in restricted cash                                                        (122,646)              (72,314)
    Principal repayments on mortgage loans payable                                     (144,507)             (136,541)
    Cash distributions to partners                                                            0              (120,004)
                                                                                      -----------             --------
Net cash used in financing activities                                                  (267,153)             (328,859)
                                                                                        -------              ---------

NET (DECREASE) INCREASE
    CASH AND CASH EQUIVALENTS                                                           (4,303)                50,454

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                                561,737                436,256
                                                                                       -------                -------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                                    $557,434                $486,710
                                                                                      =======                 =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                                           $1,014,450              $1,024,022
                                                                                    =========               =========

                 See Accompanying Notes to Financial Statements

                                             INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of
Concord Milestone Plus, L.P.


We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of September 30, 2000, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month and nine month periods then ended. These financial statements are the responsibility of the management of the Partnership.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2000 financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida

November 8, 2000

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended September 30, 2000 and 1999 are unaudited. The financial statements for the periods ended September 30, 2000 have been reviewed by an independent public accountant pursuant to Rule 10-01(d) of Regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1999 has been reclassified to conform to the 2000 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 1999.

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

Results of Operations

Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999

    The Partnership recognized net loss of $23,819 for the three months ended September 30, 2000 as compared to net loss of $17,399 for the same period in 1999.The change is primarily due to the following factors:

    An increase in management and property expenses of $26,977, or 12.7%, to $238,871 for the three months ended September 30, 2000 as compared to $211,894 for the three months ended September 30, 1999 primarily due to the following:
(i) an increase in real estate taxes at each of the three properties and (ii) an increase in common area maintenance expenses.

    An increase in administrative and management fees to related party of $10,459 or 34.9%, to $40,446 for the three months ended September 30, 2000 as compared to $29,987 for the three months ended September 30, 1999 due to an increase in administrative costs.

Results of Operations

Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999

    The Partnership recognized a net loss of $109,151 for the nine months ended September 30, 2000 as compared to net income of $4,783 for the same period in 1999. The change is primarily due to the following factors:

     A decrease in revenues of $49,256 or 2.1%, to $2,250,180 for the nine months ended September 30, 2000 as compared to $2,299,436 for the nine months ended September 30, 1999 primarily due to a decrease in base rent and tenant reimbursements revenues at both the Green Valley Property due to Abco, a principal anchor tenant, vacating its space during May 1999, and at the Valencia Property due to a vacancy in the first quarter of 2000.

    An increase in management and property expenses of $59,426, or 9.5%, to $679,933 for the nine months ended September 30, 2000 as compared to $620,507 for the nine months ended September 30, 1999 primarily due to an increase in real estate taxes and common area expenses at each of the three properties.

    An increase in administrative and management fees to related party of $31,270, or 29.1% to $138,786 for the nine months ended September 30, 2000 as compared to $107,516 for the nine months ended September 30, 1999 primarily due to an increase in administrative costs.

Liquidity and Capital Resources

    The General Partner believes that the Partnership's expected revenue and working capital is sufficient to meet the Partnership's current operating requirements for the next 12 months. Nevertheless, because the cash receipts and disbursements of the Partnership will depend on future facts and circumstances relating the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur.

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

    The Partnership periodically makes distributions to its Partners. A 1998 fourth quarter distribution of $50,001 was paid during February 1999. Also, a first quarter 1999 distribution of $50,001 was paid during May 1999 and a second quarter 1999 distribution of $20,002 was paid during August 1999. Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property, which created vacant anchor tenant space. The Partnership expects to incur estimated capital costs of $20,000 in the near term related to roof work at the Searcy Property. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

    Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

    The cash on hand at September 30, 2000 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) material capital costs in the near term related to roof work at the Valencia Property and (c) other general Partnership purposes.

    Net cash provided by operating activities of $431,494 for the nine months ended September 30, 2000 included (i) net loss of $109,151 (ii) non-cash adjustments of $476,268 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $64,377.

    Net cash provided by operating activities of $479,456 for the nine months ended September 30, 1999 included (i) net income of $4,783, (ii) non-cash adjustments of $474,047 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $626.

    Net cash used in investing activities of $168,644 for the nine months ended September 30, 2000 was for capital expenditures for property improvements.

    Net cash used in investing activities of $100,143 for the nine months ended September 30, 1999 was for capital expenditures for property improvements.

    Net cash used in financing activities of $267,153 for the nine months ended September 30, 2000 include (i) principal repayments on mortgage loans payable of $144,507 and (ii) an increase in restricted cash of $122,646.

    Net cash used in financing activities of $328,859 for the nine months ended September 30, 1999 included (i) principal repayments on mortgage loans payable of $136,541, (ii) an increase in restricted cash of $72,314 and (iii) cash distributions to partners of $120,004.

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



DATE:       November 8, 2000                    CONCORD MILESTONE PLUS, L.P.
       -----------------------------------      ----------------------------
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