Form 10-K
period 2000-12-31
CONCORD MILESTONE PLUS L P
filed 2001-03-28
CIK 808460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                        -

                      ANNUAL REPORT PURSUANT TO SECTION 13
                           OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2000
                        Commission file number 000-16757

                          CONCORD MILESTONE PLUS, L.P.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                       52-1494615
(State  or  other   jurisdiction  of
incorporation  or organization)                (IRS Employer Identification No.)

150 EAST PALMETTO PARK ROAD, 4TH FLOOR
               BOCA RATON, FLORIDA                              33432
-------------------------------------------------  ----------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (561) 394-9260
                                                   ------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of March 1, 2001, 1,518,800 Class A Interests and 2,111,072 Class B Interest were outstanding.

The Class A and Class B Interests are not traded on any established public trading market.

DOCUMENTS INCORPORATED BY REFERENCE                                    NONE

                                                               PART I

                This Form 10-K and any documents incorporated herein by reference, if any, contain forward- looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership's (as defined below) industry, management beliefs, and certain assumptions made by the Partnership's management and involve known and unknown risks, uncertainties and other factors. Such factors include, among other things, the following: general economic and business conditions, which will, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                The amount of revenues attributable to the Searcy Property, the Valencia Property and the Green Valley Property (collectively, the "Properties") from tenants not affiliated with the Partnership was (i) $415,505, $1,336,478, $1,299,161 respectively, for the fiscal year ended December 31, 2000 (ii) $441,946, $1,299,922 and $1,228,007, respectively, for the fiscal year ended December 31, 1999; and (iii) $438,026, $1,347,971 and $1,296,987, respectively, for the fiscal year ended December 31, 1998. There are no affiliated tenants.

                See  Item  2,  "Properties",   of  this  Report  for  additional
information as to the Properties, including a description of the competitive conditions affecting them.

                (d)        Employees

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

Mortgage Loans

                As of September 30, 1997, the Partnership closed on new mortgage loans (the "Mortgage Loans") for the Properties in the amounts of $2,865,000, $8,445,000 and $5,400,000, respectively. All three Mortgage Loans are secured by first mortgages. Prior to September 30, 1997, the Properties were encumbered by mortgages granted by the Partnership to the holders of the Partnership's Escalating Rate Collateralized Mortgage Bonds due November 30, 1997 (the "Bonds"). The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds.

     The Mortgage Loans and related terms at December 31, 2000 for the Properties are summarized as follows:
                      Principal                    Monthly
                     Balance at                  Payments of
                     December      Interest       Principal
Property/Location     31, 2000       Rate %     and Interest
-----------------  --------------    ------     ------------
Searcy, AR          $2,780,475      8.125          $21,640
Valencia, CA         8,105,294      8.125           65,881
Green Valley, AZ     5,244,964      8.250           41,252
                   -----------                      ------
Total              $16,130,733                    $128,773
                   ===========                     =======

                The Mortgage Loans require payments of principal and interest through and including September 1, 2007. On October 1, 2007, the balance of principal and interest is estimated to be $2,505,981, $7,003,227 and $4,738,096 for the Searcy, Valencia and Green Valley Properties, respectively, and will be due and payable. Subsequent to October 31, 2003 and prior to May 31, 2007, each Mortgage Loan may be prepaid in whole but not in part on any payment date with a prepayment penalty equal to the greater of (i) 1% of the outstanding principal balance at such time, or (ii) the excess, if any, of the present value of the remaining scheduled principal and interest payments (including any balloon payment), discounted at the Discount Rate (as defined below), over the amount of principal being prepaid. The Mortgage Loans may be prepaid without penalty on any payment date after May 31, 2007. The Discount Rate is a rate determined as of the week ending prior to the prepayment date and is based on the published rates of U.S. Government securities having maturities approximating the maturity date of the Mortgage Loans. The Mortgage Loans are each secured by first mortgages on all three of the Partnership's Properties and a default under any of the Mortgage Loans constitutes a default on all of the Mortgage Loans. Each mortgage may be released at the Partnership's option after the corresponding Mortgage Loan is fully paid provided that no event of default exists under any of the Mortgage Loans, the mortgagee has not given the Partnership notice of any event which, with the passage of time, would constitute an event of default, and certain other conditions are satisfied.

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

     Description. The Searcy Property, which was completed in July 1985, is a one-story masonry and steel building whose exterior is painted concrete block with masonry, brick and glass fronts. The Searcy Property contains 78,436 gross leasable square feet divided into eleven units. The entire Town and Country Plaza has parking for 970 cars of which approximately 570 parking spaces are allocated to the Searcy Property. In the opinion of the General Partner, the Searcy Property is adequately insured.

                Taxes. The Partnership's adjusted federal income tax basis for the Searcy Property is approximately $2,983,000, of which $430,000 is allocated to land and $2,553,000 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

                Competition. There are three shopping centers within two miles to the west of the Town and Country Plaza on Race Avenue. The first shopping center consists of a Goody's department store and a vacant furniture store. The second shopping center consists of a Fred's discount store, Warehouse Foods, a Sears catalog store and two satellite stores. The third center consists of a Kroger food store and a Revco drugstore. Directly across the highway from the Searcy Property is a Wal-Mart superstore. This Wal-Mart, relocated from the Town and Country Plaza in 1992. Books-A-Million, Big Lots, Hibetts Sports and TSC Tractor Supply currently occupy Wal-Mart's former space in the Town and Country Plaza.

                Operating and Tenant Information. As of March 1, 2001, there were ten tenants, including two anchor tenants, at the Searcy Property. The anchor tenants are J.C. Penney department store and Dunlap Co. The other eight tenants provide a variety of goods and services. The occupancy rate was 78.8%, 95.5% and 95.5% as of December 31, 2000, 1999 and 1998, respectively. Dunlap entered into a lease of a 15,600 square foot store space, raising the occupancy rate to 98.7% as of March 1, 2001.

                The tables on pages 7 and 8 further describe and summarize certain operating data and tenant information for the Property as of December 31, 2000.

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

                Taxes. The Partnership's adjusted federal income tax basis for the Valencia Property is $10,628,000, of which $6,500,000 is allocated to land and $4,128,000 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over
31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

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

                Operating and Tenant Information. As of March 1, 2001, there were 22 tenants, including two anchor tenants, at the Valencia Property. The two anchor tenants are a Lucky Store grocery and a Rite Aid pharmacy. The other 20 tenants provide a variety of goods and services. The occupancy rate was 99.50%, 96.9%, and 96.6% in 2000, 1999, and 1998, respectively.

                The tables on pages 7 and 8 further describe and summarize certain operating data and tenant information for the Property as of December 31, 2000.

Green Valley Mall
Green Valley, Arizona

                Location. The Green Valley Property, a mall complex known as the Green Valley Mall, is situated on an approximately 21.31-acre parcel in the Town of Green Valley, Arizona. Green Valley is a planned adult community located in Pima County in the Santa Cruz River Valley approximately 25 miles south of Tucson. Green Valley has two hotels and a number of office buildings, several community centers and six 18 hole golf courses. The Green Valley Property is located at intersection 65 of Interstate 19 and Esperenza Boulevard and serves Pima County, as well as Santa Cruz County to the south with additional access from La Canada Road.

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

                Taxes. The Partnership's adjusted federal income tax basis for the Green Valley Property is $9,174,000, of which $5,100,000 is allocated to land and $4,074,000 to the buildings and improvements. For financial statement purposes, the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

                Competition. The Green Valley Property competes directly with the 142,500 square foot Continental Shopping Plaza located at Continental Road and Interstate 19 approximately one mile south of the Green Valley Property. The Continental Shopping Plaza is anchored by a Safeway Supermarket. There is a shopping center located 3 miles to the north of the Green Valley Property in the newly incorporated town of Sahuarita. This shopping center includes a 65,000 square foot Wal-Mart Department Store and a 42,000 square foot Bashas' Food Store as anchor tenants plus 25,000 square feet of space for local tenants. Another center located to the north of the Green Valley Property, closed during 1995 and was anchored by a 45,000 square foot Kmart and 10,000 square feet of space for local tenants. In mid summer 2000, a six screen multiplex theater opened adjacent to Kmart. Since the incorporation of this town, several large areas have been rezoned for commercial development. One shopping area located
2.5 miles north of Green Valley, called "The Quorum", opened within the last two years. Also in 2002 a Safeway Supermarket is planned to be built 2 miles north of the Green Valley property.

                Operating and Tenant Information. As of March 1, 2001, there were 71 tenants, including two anchor tenants, at the Green Valley Property. The two anchor tenants include a Beall's outlet store and an Ace Hardware store. The third anchor tenant space is currently unoccupied. The other 69 tenants provide a variety of goods and services. The occupancy rate was 70.73%, 70.7%, and 86.5% in 2000, 1999, and 1998, respectively.

                During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. The Partnership retained a large regional real estate brokerage firm to help market the space. Such brokerage firm was replaced in 2000 by another large regional brokerage firm. Each of the brokerage firms have shown the space to several qualified prospective tenants. No replacement tenant has yet been identified. The plan to build Safeway Supermarket in the year 2002 near Green Valley Mall will also have an adverse effect on subleasing the Abco space. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Abco space. Currently, however, the vacancy of the Abco space did not have a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms, by reducing traffic at the Property and negatively affecting percentage rents. In addition, the Partnership will incur expenses in releasing the Abco space and cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property (the "Lender") pending the resolution of the vacancy in this unoccupied anchor tenant space.

                The tables on pages 7 and 8 further describe and summarize certain operating data and tenant information for the Property as of December 31, 2000.


Table 1.  Summary of Operating and Tenant Information
                                     Tenant Occupying                                     Percentage
                                     >10% of GLA /       Square Occupancy   Base Rent     Rent &                 Lease        Annual
 Location   Property                 Nature of Business  Feet    Rate       R/E TaxesFt.  Other                 Expiration R/E Taxes
----------- ---------------------    ------------------- ------ ---------- ------------- ------------           ---------- ---------
Searcy, AR  Town & Country Plaza                         78,436  78.82%       $6.87 (1)                                      $27,915


                                     J.C. Penney         39,396               $5.22      1.5% of Sales in excess  8/31/2007
                                     Department Store                                    of $11,820,004.Pro-rata
                                                                                         reimbursement for real
                                                                                         estate taxes over the
                                                                                         base year amount.
                                                                                         Common area maintenance
                                                                                         reimbursed at fixed
                                                                                         intervals over the lease
                                                                                         term.


Valencia,   Old Orchard Shopping Ctr.                    103,413  99.50%      $11.85 (1)                                    $132,460
 CA
                                    Lucky Stores          31,842               $9.42     1.25% of Sales in excess  6/30/2006
                                    Full Service Grocer                                  of $38,000,000 less amounts
                                                                                         paid for property taxes,
                                                                                         assessments and insurance
                                                                                         premiums.  (2)

                                    Rite Aid              18,125               $2.48    Rent is payable in an amount 5/31/2005
                                    Pharmacy                                            equal to 3% of the tenant's
                                                                                        gross sales for the previous month,
                                                                                        but not less than $45,000 annually.
                                                                                        Pays no reimbursed expenses.

Green Valley,  Green Valley Mall   None (3)               194,750 70.73%       $7.30 (1)                                    $222,632
  AZ

(1) Represents the average rental rate including base and percentage rent per square foot of leased space taking rental concessions and discounts into consideration.
(2) Pro-rata reimbursement for real estate taxes, common area maintenance and insurance.
(3) The sole space greater than 10% of GLA is currently vacant.  Abco vacated this space in May, 1999.

                                                                -7-

Table 2.  Summary of Lease Expirations


                                          Year of         Number of      Gross Leasable    Annual       % of Total Annual
Location               Property     Lease Expiration   Leases Expiring   Area Expiring     Minimum Rent    Minimum Rent
------------- ---------------------------------------  ---------------   -------------     ------------    ------------


Searcy, AR    Town & Country Plaza        M-T-M             2             2,760            $18,120                4.7%
                                          2001              2             7,547            $73,900               19.0%
                                          2002              1             2,000            $18,000                4.6%
                                          2003              1             1,600            $14,400                3.7%
                                          2004              2             8,528            $58,110               15.0%
                                          2007              1            39,396           $205,600               53.0%
                                        Vacancies           2            16,605            -                    -
                                                            -            ------         ----------        -----------
                                         Total             11            78,436           $388,130              100.0%
                                         =====             ==            ======            =======              ======



Valencia,     Old Orchard Shopping        2001              3             4,680            $75,794                6.6%
 CA           Center                     2002              5              9,867           $197,685               17.3%
                                          2003              7            20,572           $265,771               23.4%
                                          2004              2             5,100            $78,830                6.8%
                                          2005              3            27,429           $173,938               15.2%
                                          2006              2            35,242           $351,000               30.7%
                                        Vacancies           1               523            -                    -
                                                           --          --------         ----------        -----------
                                         Total             23           103,413         $1,143,018              100.0%
                                         =====             ==           =======          =========              ======



Green Valley, Green Valley Mall           2001             27            37,990           $262,257               26.7%
 AZ                                       2002             19            37,168           $276,290               28.1%
                                          2003             16            29,897           $256,439               26.1%
                                          2004              4             4,775            $48,349                4.9%
                                          2005              3            15,595           $124,635               12.7%
                                           2006              1               600            $5,400                0.5%
                                           2008              1            11,425            $9,600                1.0%
                                         Vacancies          12            57,300            -                    -
                                                            --           -------        -----------        -----------
                                          Total             83           194,750           $982,970             100.0%
                                          =====             ==           =======            =======            ======


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

Item 3.         Legal Proceedings

                None

Item 4.         Submission of Matters to a Vote of Security Holders.
                ---------------------------------------------------

                None

                                                              PART II

 Item 5.     Market for Registrant's Units and Related Security Holders Matters.
             ------------------------------------------------------------------

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

                (b) As of March 1, 2001, the 1,518,800 Class A Interests and 2,111,072 Class B Interests outstanding were held by approximately 1,140 and 1,216 holders, respectively.

                (c) The Partnership is a limited partnership and, accordingly, does not pay dividends. Quarterly distributions of cash are made to its partners, from time to time, depending upon distributable cash flow and certain other conditions. The table on page 11 lists cash distributions.

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

                During its two most recent fiscal years, the Partnership has made the following cash distributions with respect to the Class A Interests:

                                 Amount of                    Portion
      Distribution              Distribution                Representing
     With Respect             Per 100 Class                a Return of
To Quarter Ended:           A Interests (1)                 Capital (1)
-----------------           ---------------               --------------
March 31, 2000 (1)                         $0                            $0
June 30, 2000 (1)                          $0                            $0
September 30, 2000 (1)                     $0                            $0
December 31, 2000 (1)                      $0                            $0

March 31, 1999                          $3.29                         $3.29
June 30, 1999                           $1.32                         $1.32
September 30, 1999 (1)                     $0                            $0
December 31, 1999 (1)                      $0                            $0

---------------------------------

              (1) The Partnership suspended making distributions subsequent to the second quarter of 1999 after determining that unrestricted  working  capital levels were inadequate due to
                    (1) Abco vacating its space at the Green Valley Property in May, 1999 (2) several capital outlays for work performed at the Properties, and (3) the bankruptcy and subsequent vacancy of its 15,600 square feet store space by one of the major tenants at the Searcy Property.

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

Item 6.         Selected Financial Data.

                The following page sets forth a summary of the selected financial information for the Partnership. The information below should be read in conjunction with the audited financial statements and with the information presented in Item 7, Management's Discussion & Analysis of Financial Condition and Results of Operations.

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

                                                   CONCORD MILESTONE PLUS, L.P.
                                                      (A Limited Partnership)
                                                      Selected Financial Data


                                  For Year Ended    For Year Ended    For Year Ended    For Year Ended    For Year Ended
                                 December 31, 2000 December 31, 1999 December 31, 1998 December 31, 1997 December 31, 1996
                                 ----------------- ----------------- ----------------- ----------------- -----------------
Operating Statement Data:
Revenue                                $3,079,207         $2,986,502       $3,103,638        $3,046,796        $3,009,663
Net (loss) income                        (134,495)          (84,307)           31,270          (271,920)         (238,119)

Balance Sheet Data:
Total assets                           21,081,573         21,423,375       21,841,605        22,051,864        22,086,775
Long term debt                         16,130,734         16,327,881       16,513,054        16,683,574        16,473,060
Total liabilities                      16,553,325         16,760,632       16,974,551        17,216,080        16,877,282

Statement of Partners'
 (Deficit) Capital:
     General Partner                      (77,282)          (75,937)          (73,894)          (74,207)          (70,470)
     Class A Interests                  4,605,530          4,738,680        4,940,948         4,909,991         5,279,963
     Class B Interests                          0                  0                0                 0                 0
     Total                              4,528,248          4,662,743        4,867,054         4,835,784         5,209,493

Per 100 Class A Interests (a):

     Net (loss) income, basic
        & diluted (b):                      (8.86)            (5.55)             2.06            (17.90)           (15.68)

     Distributions (c):                         0              4.61              3.29              3.29             12.94

     Return of Capital (d):                     0              4.61              3.29              3.29             12.94





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

Results of Operations

Comparison of Year Ended December 31, 2000 to 1999.

Revenues of the Partnership increased $92,705, or 3.1%, to $3,079,207 in 2000 from $2,986,502 in 1999 primarily due to the net effect of the following:

                (1) Rent - An increase in base rent of $51,411, or 2.04%, to $2,560,747 in 2000 from $2,509,336 in 1999 is due to a decrease in vacancies and an increase in base rent at the Valencia and Green Valley properties.

                (2) Reimbursed Expenses - An increase in reimbursed expenses of $29,858, or 6.03%, to $490,397 in 2000 from $460,539 in 1999 primarily due to an increase in the recovery on both common area expenses and real estate taxes at the Green Valley Property.

                Management and property expenses increased $102,609, or 11.90%, to $958,610 in 2000 from $856,001 in 1999 due to increases in real estate taxes, insurance and common area expenses at the Properties.

                Administrative and management fees to a related party increased by $44,264 or 28.76% to $198,169 in 2000 from $153,905 in 1999 due to an additional professional fee payable to Milestone Property Management, Inc. ("MPMI").

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

Liquidity and Capital Resources

                The General Partner believes that the Partnership's expected revenue and working capital is sufficient to meet the Partnership's current and future operating requirements. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur.

                During February 1999, the Partnership received notice from Abco, a principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. Abco vacated its space in May, 1999. The Partnership retained a large regional real estate brokerage firm to help market the space. Such brokerage firm was replaced during 2000 by another large regional brokerage firm. No replacement tenant has yet been identified. Each of the brokerage firms have shown the space to several qualified prospective tenants. Many of the other tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Abco space. Currently, however, the vacancy of the Abco space did not have a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms, and by reducing traffic at the Property and negatively affecting percentage rents. In addition, the Partnership will incur expenses in leasing the space vacated by Abco to a new tenant, and the Partnership cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the Lender pending the resolution of the vacant anchor tenant space created by the departure of Abco.

                The Partnership periodically makes distributions to its owners. A 1998 fourth quarter distribution of $50,001 was paid during February 1999. Also, a first quarter distribution of $50,001 was paid during May 1999 and a second quarter distribution of $20,002 was paid during August 1999. Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property, which created vacant anchor tenant space. Additionally, several capital projects were undertaken and completed at the Properties. Further a 15,600 square feet anchor tenant at the Searcy Property filed for Chapter 11 bankruptcy protection and vacated its store space. Finally, the Partnership expects to make extensive roof repairs and/or replacements at the Valencia Property in fiscal year 2001. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership. Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

                The cash on hand at December 31, 2000 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and
(b) other general Partnership purposes.

                Net cash provided by operating activities of $442,228 for the year ended December 31, 2000 was comprised of (i) net loss of $134,495, (ii) adjustments of $636,489 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $59,766.

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

                Net cash used in investing activities of $166,603 for the year ended December 31, 2000 was comprised of capital expenditures for building improvements.

                Net cash used in investing activities of $114,259 for the year ended December 31, 1999 was comprised of capital expenditures for building improvements.

                Net cash used in investing activities of $176,503 for the year ended December 31, 1998 was comprised of capital expenditures for building improvements.

                Net cash used in financing activities of $211,936 for the year ended December 31, 2000 included (i) principal repayments on mortgage loans payable of $197,147, (ii) funds held in escrow of $14,789.

                Net cash used in financing activities of $288,647 for the year ended December 31, 1999 included (i) principal repayments on mortgage loans payable of $185,173, (ii) funds held in escrow of $16,530 and (iii) cash distributions to partners of $120,004.

                Net cash used in financing activities of $132,555 for the year ended December 31, 1998 included (i) principal repayments on mortgage loans payable of $170,520 and (ii) funds held in escrow of $37,965.

CURRENT ACCOUNTING ISSUES

SFAS No. 133 and No. 138

                Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective all fiscal quarters of all fiscal years beginning after June 30, 2000. The Partnership adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001.

                The Partnership has identified a minimal number of embedded derivative instruments, and these were evaluated for recording on the Partnership's balance sheet at January 1, 2001. Within certain of its leases with tenants in its Properties, the Partnership has embedded derivatives resulting from possible limitations on scheduled rent increases, based on changes in CPI. These types of limitations are common in the Partnership's industry. These embedded derivatives have been valued at an insignificant amount, so the affect of the recording of this new accounting pronouncement is inconsequential at January 1, 2001.

                The adoption of SFAS No. 133 resulted in the Partnership recording a net transition adjustment of an insignificant amount. The
Partnership expects that the adoption of SFAS No. 133 will not increase the volatility of its reported earnings, as the embedded derivatives have not resulted in any material change in the Partnership's earnings or cash flows in the past. The Partnership believes that the impact of its embedded derivatives are not likely to be material in the future.

SFAS No. 140

                Statement of Financial Accounting Standards No. 140, "Accounting
for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB No. 125," was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 is not expected to have any material impact on the Company.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

                The Partnership, in its normal course of business, is theoretically exposed to interest rate changes as they relate to real estate mortgages and the effect of such mortgage rate changes on the values of real estate. However, for the Partnership, all of its mortgage debt is at fixed rates, is for extended terms, and would be unaffected by any sudden change in interest rates. The Partnership's possible risk is from increases in long-term real estate mortgage rates that may occur over a decade or more, as this may decrease the overall value of real estate. Since the Partnership has the intent to hold its existing mortgages to maturity (or until the sale of a Property), there is believed to be no interest rate market risk on the Partnership's results of operations or its working capital position. The Partnership estimates the fair value of its long term fixed rate Mortgage Loans generally using discounted cash flow analysis based on the Partnership's current borrowing rates for similar types of debt. At December 31, 2000, the fair value of the Mortgage Loans was estimated to be $15,218,728 compared to a carrying value amount of $16,130,733.

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

 Item 8.        Financial Statements and Supplementary Data.

                The financial statements and supplementary data are included elsewhere in this document, as listed on the accompanying index.

 Item 9.        Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure.

                During the last two fiscal years, no changes of accountants and disagreements with accountants on accounting and financial disclosure occurred.

                                                              PART III

Item 10.        Directors and Officers of the Registrant.

                The names, offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:
                                    Has Served As a
                                     Director and/or
          Name            Age         Position Held           Officer Since (1)
  ---------------------   ---       ------------------        -----------------

Leonard S. Mandor (3)    54         President                 Inception (2)
                                                              and Director

Robert A. Mandor (3)     48         Vice President            Inception
                                                              and Director

Joseph P. Otto           47         Vice President            October 3, 1997
                                    and Secretary

Patrick Kirse            32         Treasurer and             October 3, 1997
                                    Controller
----------------------------------

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

     ROBERT A. MANDOR is the President and a Director of Concord. Mr. Mandor is the President, Chief Financial Officer, and a Director of Milestone Properties, Inc. Mr. Mandor has been associated with Concord since its inception in 1981.

     JOSEPH P. OTTO was appointed Vice President and Secretary of CM Plus Corporation, the General Partner of Concord Milestone Plus, L.P. in October 1997. Mr. Otto is also a Vice President of Concord and has been associated with Concord since 1984. Mr. Otto is also a Vice President and Director of Milestone Properties, Inc.

     PATRICK KIRSE was appointed Treasurer and Controller of CM Plus Corporation, the General Partner of Concord Milestone Plus, L.P. in October 1997. Mr. Kirse also serves as a Vice President of Milestone Properties, Inc. He is a CPA licensed in the state of Missouri. Before joining Milestone in 1995 he worked as a senior auditor with Deloitte & Touche LLP since 1991.

Compliance with Section 16(a) of the Exchange Act.

                Based on the General Partner's review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during 2000.

Item 11.        Compensation.

                During 2000, the Partnership paid or accrued:

                (i) $68,500 to Milestone Property Management,  Inc. ("MPMI"), an
                    affiliate  of  the  General  Partner,   for   administrative
                    services rendered to the Partnership. Pursuant to an agreement between MPMI and the Partnership, the Partnership reimburses MPMI for administrative services provided to the Partnership, such as payroll, investor services and supplies in an amount equal to $68,500 per year.

                (ii)$129,660  to  MPMI  for  property  management  fees  for the fiscal year ended December 31, 2000. Pursuant to the management agreement between the Partnership and MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant properties for which MPMI performs leasing services, 3 percent for multiple tenant properties for which MPMI does not perform leasing services and 1 percent for single tenant properties. The management fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization;
                    (iii) income derived from interest on investments, security deposits utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes;
                    (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.

                No officer, director, or employee of the General Partner received any direct compensation from the Partnership during the fiscal year ended December 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

                (a) The General Partner knows of only one beneficial owner of five percent or more of the issued and outstanding Class A Interests. The General Partner knows of only two beneficial owners of five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of March 1, 2001:

                                            Amount and
                                            Nature of                Percent
   Title      Name and Address of           Beneficial                   of
 of Class        Beneficial Owner          Ownership                   Class

Class A       KM Investments, LLC              98,068*                   6.46%
Interests     199 South Los Robles
              Suite #440
              Pasadena, CA 91101

Class B       The Guardian Life               572,292*                  27.11%
Interests     Insurance Company
              of America
              203 Park Avenue South
              New York, NY  10003

Class B       KM Investments, LLC              98,284*                    4.66%
Interests     199 South Los Robles
              Suite #440
              Pasadena, CA 91101
-----------------------

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

                The number of shares of stock, no par value, of Concord (which is the parent of the General Partner) beneficially owned by all directors of the General Partner and CMP Beneficial Corp. and all directors and officers of the
General Partner and CMP Beneficial Corp. as a group as of March 1, 2001 is set forth in the following table:
                                   Amount and
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

                                                              PART IV

Item 14. Exhibits, Financial Statements, Financial Schedule, and Reports on Form 8-K.
   ----------------------------------------------------------------------------

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

 3.6            Amendment No. 5 to Amended and Restated Agreement of
                Limited Partnership of Concord Milestone Plus, L.P.
                included as Exhibit 3.6 to Registrant's Form 10-K for the fiscal year ended December 31, 1988, ("1998 Form 10-K"), which is incorporated herein by reference.

 4.1 Form of certificate evidencing Class A Interests included as Exhibit 4.3 to the 1987 Form 10-K, which is incorporated herein by reference.

 4.2 Form of certificate evidencing Class B Interests included as Exhibit 4.4 to the 1987 Form 10-K, which is incorporated herein by reference.

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

10.5 Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.1 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (the "September 1997 10-Q").

10.6 Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit
                 10.2 of the September 1997 10-Q.

10.7 Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.3 of the September 1997 10-Q.

10.8            Environmental Liabilities Agreement, dated September 23,
                1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to
                Exhibit 10.4 of the September 1997 10-Q.

10.9 Tenant Occupancy Escrow and Security Agreement, dated September 23, 1997, by and between the Partnership and the Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.5 of the September 1997 10-Q.

10.10 Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit
                10.6 of the September 1997 10-Q.

10.11 Mortgage, Deed of Trust and Security Agreement, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.7 of the September 1997 10-Q.

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

10.14 Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to
                Exhibit 10.10 of the September 1997 10-Q.

10.15Deed of Trust,  Assignment  of leases,  and Rents,  Security  Agreement and
     Fixture Filing, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.11 of the September 1997 10-Q.

10.16Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.12 of the September 1997 10-Q.

10.17 Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.13 of the September 1997 10-Q.

10.18 Environmental Escrow and Security Agreement, dated September 23, 1997, by and between the Partnership and the Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.14 of the September 1997 10-Q.

                                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 27, 2001.

                          CONCORD MILESTONE PLUS, L.P.
                          By:   CM PLUS CORPORATION,
                                General Partner

                          By:   /s/ Leonard S. Mandor
                                ---------------------------------
                                  Leonard S. Mandor, President

                          CMP BENEFICIAL CORP.
                          (Registrant of Beneficial Interests)


                          By:   /s/ Leonard S. Mandor
                                --------------------------------
                                Leonard S. Mandor, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


By:/s/ Leonard S. Mandor                                          March 27, 2001
   -----------------------------------------------
   Leonard S. Mandor
   President  (Principal Executive Officer) and Director of CM Plus
   Corporation and CMP Beneficial Corp.


By:/s/ Robert A. Mandor                                           March 27, 2001
   -----------------------------------------------
   Robert A. Mandor
   Vice President and Director of CM Plus
   Corporation and CMP Beneficial Corp.


By:/s/ Patrick Kirse                                              March 27, 2001
   -----------------------------------------------------
   Patrick Kirse
   Treasurer and Controller  (Principal  Accounting  Officer) of CM
   Plus Corporation and CMP Beneficial Corp.

                           INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE


1. Financial Statements:

   a.  Concord Milestone Plus, L.P.

       1.     Independent Auditors' Reports ................................29

       2.     Balance Sheets, December 31, 2000 and December 31, 1999..     30

       3.     Statements of Revenues and Expenses for the Years Ended
              December 31, 2000, 1999 and 1998 .............................31

       4.     Statements of Changes in Partners' Capital for the Years
              Ended December 31, 2000, 1999 and 1998 .......................32

       5.     Statements of Cash Flows for the Years Ended December
              31, 2000, 1999 and 1998 ......................................33

       6.     Notes to Financial Statements ................................34

2. Financial Schedule:

   a.         Real Estate and Accumulated Depreciation (Schedule III) ......41

                This financial statement schedule of the Partnership for each of the years ended December 31, 2000, 1999 and 1998 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Partnership. All other financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Concord Milestone Plus, L.P.

We have audited the accompanying balance sheets of Concord Milestone Plus, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the information contained in the financial statement schedule of real estate and accumulated depreciation. These financial statements and the financial statement schedule of real estate and accumulated depreciation are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule of real estate and accumulated depreciation based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P. as of December 31, 2000, and 1999, and the results of its operations, changes in partners' capital and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the information contained in the financial statement schedule of real estate and accumulated depreciation, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/ Ahearn, Jasco + Company, P.A.

Pompano Beach, Florida
March 7, 2001



                                                    CONCORD MILESTONE PLUS, L.P.
                                                       (a Limited Partnership)

                                                           BALANCE SHEETS

                                                     DECEMBER 31, 2000 and 1999


                                                                                         December 31,          December 31,
                                                                                          2000                  1999
                                                                                   ------------------    ------------------
Property:
           Building and improvements, at cost                                           $ 15,911,310          $ 15,744,707
           Less: accumulated depreciation                                                  7,201,754             6,605,544
                                                                                         -----------           -----------
           Building and improvements, net                                                  8,709,556             9,139,163
           Land, at cost                                                                  10,987,034            10,987,034
                                                                                          ----------            ----------
           Property, net                                                                  19,696,590            20,126,197

Cash and cash equivalents                                                                    625,426               561,737
Accounts receivable                                                                          251,756               209,899
Restricted cash                                                                              230,189               215,400
Debt financing costs, net                                                                    211,503               242,836
Prepaid expenses and other assets, net                                                        66,109                67,306
                                                                                        ------------          ------------
           Total assets                                                                  $21,081,573           $21,423,375
                                                                                          ==========            ==========

Liabilities:
Mortgage loans payable                                                                   $16,130,734          $ 16,327,881
Accrued interest                                                                             113,424               114,809
Deposits                                                                                      87,266                84,109
Accrued expenses and other liabilities                                                       159,147               181,834
Accrued expenses payable to affiliates                                                        62,754                51,999
                                                                                       -------------          ------------
           Total liabilities                                                              16,553,325            16,760,632
                                                                                         -----------            ----------

Commitments and Contingencies

Partners' capital:
           General partner                                                                   (77,282)              (75,937)
           Limited partners:
                Class A Interests, 1,518,800                                               4,605,530             4,738,680
                Class B Interests, 2,111,072                                                     -                     -
                                                                                    ----------------       ---------------

           Total partners' capital                                                          4,528,248            4,662,743
                                                                                         ------------           ----------

           Total liabilities and partners' capital                                       $21,081,573           $21,423,375
                                                                                          ==========            ==========





                                           See Accompanying Notes to Financial Statements



                                                    CONCORD MILESTONE PLUS, L.P.
                                                      (a Limited Partnership)

                                                STATEMENTS OF REVENUES AND EXPENSES

                                       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                 December 31,            December 31,          December 31,
                                                                  2000                    1999                  1998
                                                           ------------------      ------------------    ------------------
Revenues:
Rent                                                              $2,560,747              $2,509,336             $2,588,112
Reimbursed expenses                                                  490,397                 460,539                494,418
Interest and other income                                             28,063                  16,627                 21,108
                                                                ------------             -----------            -----------

           Total revenues                                          3,079,207               2,986,502              3,103,638
                                                                  ----------               ---------              ---------

Expenses:
Interest expense                                                   1,346,743               1,358,804              1,373,559
Depreciation and amortization                                        636,489                 630,782                646,719
Management and property expenses                                     958,610                 856,001                795,954
Administrative and management fees
           to related party                                          198,169                 153,905                156,909
Professional fees and other expenses                                  73,691                  71,317                 99,227
                                                                ------------                  ------            -----------

           Total expenses                                          3,213,702               3,070,809              3,072,368
                                                                 -----------               ---------              ---------

           Net (loss) income                                       $(134,495)              $ (84,307)           $    31,270
                                                                 ===========               =--------             ==========

Net (loss) income attributable to:
           Limited partners                                        $(133,150)               $(83,464)               $30,957
           General partner                                            (1,345)                   (843)                   313
                                                               -------------             -----------           ------------

Net (loss) income                                                  $(134,495)               $(84,307)               $31,270
                                                                 ===========                ========              =========

(Loss) income per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic and diluted                             $ (8.86)             $    (5.55)                 $2.06
                                                                ============              ==========             ==========

Weighted average number of 100
Class A interests outstanding                                         15,188                  15,188                 15,188
                                                                 ===========               =========              =========


                                           See Accompanying Notes to Financial Statements

                                                    CONCORD MILESTONE PLUS, L.P.
                                                      (a Limited Partnership)

                                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, and 1998


                                                                                  General          Class A        Class B
                                                                  Total           Partner         Interests      Interests
                                                              -------------      ---------       -----------    -----------

PARTNERS' CAPITAL (DEFICIT)
           January 1, 1998                                      $4,835,784       $(74,207)       $4,909,991              -
                                                                ----------       ---------       ----------- --------------

Net Income for 1998                                                 31,270            313            30,957              -
                                                               -----------      ---------       -----------  --------------

PARTNERS' CAPITAL (DEFICIT)
           December 31, 1998                                     4,867,054        (73,894)        4,940,948               -
                                                                 ---------        --------        ---------  --------------

Distributions                                                     (120,004)        (1,200)         (118,804)             -
Net Loss for 1999                                                  (84,307)          (843)          (83,464)             -
                                                                ----------      ---------        ----------  --------------

PARTNERS' CAPITAL (DEFICIT)
           December 31, 1999                                     4,662,743        (75,937)        4,738,680              -
                                                                 ----------       --------        ---------- --------------

Net Loss for 2000                                                 (134,495)        (1,345)         (133,150)             -
                                                                 ---------      ---------        ----------  --------------

PARTNERS' CAPITAL (DEFICIT)
           December 31, 2000                                    $4,528,248       $(77,282)       $4,605,530               -
                                                                ===========      =========       ==========  --------------


                                           See Accompanying Notes to Financial Statements

                                                    CONCORD MILESTONE PLUS, L.P.
                                                      (a Limited Partnership)

                                                      STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998


                                                                              December 31,      December 31,      December 31,
                                                                              2000               1999               1998
                                                                       -------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                               $(134,495)         $(84,307)          $31,270
Adjustments to reconcile net (loss) income to net
           cash provided by operating activities:
           Depreciation and amortization                                          636,489           630,782           646,719
           Change in operating assets and liabilities:
           Decrease (increase) in accounts receivable                             (41,857)           14,373          (101,120)
           Increase in prepaid expenses and other assets, net                      (7,749)           (3,715)          (18,451)
           Decrease in accrued interest                                            (1,385)           (1,301)           (1,198)
           Decrease in accrued expenses, deposits, and other                      (19,530)          (33,803)          (41,517)
           Increase (decrease) in accrued expenses payable to affiliates           10,755             6,358           (28,294)
                                                                               ----------       -----------      ------------

Net cash provided by operating activities                                         442,228            528,387          487,409
                                                                                ---------         ----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
           Property improvements                                                 (166,603)         (114,259)         (176,503)
                                                                                ---------          --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Decrease (increase) in restricted cash                                 (14,789)           16,530            37,965
           Principal repayments on mortgage loans payable                        (197,147)         (185,173)         (170,520)
           Cash distributions to partners                                          -               (120,004)                -
                                                                           --------------          --------        ----------------

Net cash used in financing activities                                            (211,936)         (288,647)         (132,555)
                                                                               ----------          --------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          63,689           125,481           178,351

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    561,737           436,256           257,905
                                                                               ----------           -------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   625,426          $561,737        $  436,256
                                                                               ==========           =======         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                       $1,348,128        $1,360,105         $1,374,757
                                                                                =========         =========          =========


                                           See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998


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

Revenue Recognition

Rental income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Reimbursed expenses represent a portion of property operating expense billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expenses subject to reimbursement are recognized in the period when the expenses are incurred. Rental income based on a tenant's revenues ("percentage rent") is accrued when a tenant reports sales that exceed a specified amount.

Property

Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements and other depreciable assets are carried at cost, and depreciated on a straight-line basis using an estimate useful life of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the lease. Total depreciation expense was $596,210, $593,225, $609,161, in 2000, 1999, and 1998, respectively.

The Partnership's individually reviews each of their properties for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when estimated amounts recoverable through future cash flows from operations on an un-discounted basis is less than the property's carrying value. If a property is determined to be impaired, it is written down to its estimated fair value to the extent that the carrying amount exceeds the fair value of the property. No write downs for impairment of property investments were recorded in 2000, 1999 and 1998.

The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The Partnership believes that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their carrying value. Such changes may also require future write-downs.

Income Taxes

The Partnership makes no provision for income taxes because all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership's net assets and liabilities are $3,090,677 and $2,996,877 higher than the amounts reported for financial statement purposes at December 31, 2000 and 1999, respectively, due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes and the write-down of property during 1993 and 1994 for financial reporting purposes.

Debt Financing Costs

The costs to obtain the Mortgage Loans (see Note 6) were capitalized and are being amortized over the term of such mortgages using the effective interest method.

Income (loss) Per Class A Interest

The Partnership follows the provisions of Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share". SFAS No.128 requires a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. The Partnership has no dilutive interests. Income (loss) per Class A interest amounts are computed by dividing net income (loss) allocable to the limited partners by the weighted average number of 100 Class A Interests outstanding during the year.

Statement of Comprehensive Income (Loss)

A statement of comprehensive income (loss) has not been included per SFAS 130, "Reporting Comprehensive Income", as the Partnership has no items of other comprehensive income (loss)

Statement of Disclosures about Segments of an Enterprise and Related Information

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

Reclassifications

Certain reclassifications were made to the accompanying 1998 and 1999 financial statements to conform with the 2000 presentation.

Recently Issued Accounting Pronouncements

       Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. These pronouncements are effective for all fiscal quarters of fiscal years beginning after June 30, 2000. The Partnership adopted SFAS No. 133, as amended by SFAS No. 138, on

January 1, 2001. The Partnership does not expect this adoption to have any material impact on reported earnings, comprehensive income, or financial position, as the Partnership's derivative instruments embedded in certain leases are insignificant, and the Partnership does not use any hedging activities.

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

Minimum base rental income under non-cancelable tenant lease agreements, having lease terms expiring from one to eight years, at December 31, 2000 are as follows:

    Year Ended
     December 31                          Amount
    -------------                       ----------
          2001                          $2,268,413
          2002                           1,779,892
          2003                           1,270,013
          2004                             928,600
          2005                             753,438
     Thereafter                            555,717
                                         ---------
         Total                          $7,556,073
                                         =========

The above table does not include contingent rental amounts. The total contingent rentals received in 2000, 1999, and 1998, were $148,585, $142,847, and $148,490, respectively. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant's gross receipts above fixed minimum amounts and for reimbursement of all or a portion of the tenant's pro rata share of real estate taxes, insurance and common area maintenance expenses. There was no tenant in 2000, 1999 and 1998 whose rents exceed 10% of the Partnership's total revenue.

5.  Related Party Transactions

The Partnership pays fees for customary property management services ("Management Fees") equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. Management Fees incurred for the years ended December 31, 2000, 1999, and 1998, were $129,660, $128,904, and $131,909, respectively. Management Fees are payable to Milestone Property Management, Inc., a Delaware corporation and affiliate of the General Partner ("MPMI").

The Partnership paid $25,000 to MPMI for administrative services for the years ended December 31, 1999 and 1998. As of December 31, 2000 and 1999, the
Partnership accrued $62,754 and $51,991, respectively, payable to Milestone Properties, Inc. ("MPI"), an affiliate of the General Partner for administrative and management fees.

6.     Mortgage Loans Payable

As of September 30, 1997, the Partnership closed three fixed rate first mortgage loans (the "Mortgage Loans") in the amounts of $2,865,000, $8,445,000 and $5,400,000. All three Mortgage Loans are secured by cross- collateralized first mortgages on the Partnership's shopping centers.

The Mortgage Loans and related terms at December 31, 2000 are summarized as follows:

                       Principal                                         Monthly
                      Balance at                                     Payments of
                       December                  Interest             Principal
 Property/Location       31, 2000                 Rate %           and Interest
 -----------------    --------------              ------           ------------
 Searcy, AR                  $2,780,475          8.125                 $21,640
 Valencia, CA                 8,105,294          8.125                  65,881
 Green Valley, AZ             5,244,964          8.250                  41,252
                              ---------                                 ------
 Total                      $16,130,733                               $128,773
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

The scheduled principal payments of the Mortgage Loans at December 31, 2000 are as follows:

  Year Ending
  December 31               Amount
  -----------              -------
       2001                   $218,023
       2002                    236,758
       2003                    257,101
       2004                    275,482
       2005                    302,865
  Thereafter                14,840,504
                            ----------
      Total                $16,130,733
                            ==========

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

7.     Fair Value of Financial Instruments

The following estimated fair value were determined by the Partnership using available market information and valuation methodologies considered appropriate by management. However, considerable judgement is necessary to interpret and apply market data to develop specific fair value estimates for given financial instruments, and the use of different market assumptions and/or estimation methodologies could have a material effect on reported fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the Partnership's financial instruments.

Cash and cash equivalents, accounts receivable and accrued expenses and other liabilities are reflected in the balance sheets at cost, which is considered by management to reasonably approximate fair value due to their short term nature.

The Partnership estimates the fair value of its long term fixed rate Mortgage Loans generally using discounted cash flow analysis based on current rates for similar types of debt. At December 31, 2000, the fair value of the Mortgage Loans was estimated to be $15,218,728 compared to a carrying value amount of $16,130,733. The fair value estimates presented herein are based on information available as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive re-evaluation of all of the Properties has not been performed for purposes of these financial statement disclosures.

8.     Commitments and Contingencies

During February 1999, the Partnership received notice from Abco, a principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. Abco vacated its space in May, 1999. No replacement tenant has yet been identified. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Abco space. Currently, however, the vacancy of this anchor tenant space did not have a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms, by reducing traffic at the Property and negatively affecting percentage rents. In addition, the Partnership will incur expenses in releasing the Abco space and cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property (the "Lender") pending the resolution of this anchor space vacancy.

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

From time to time, the Partnership is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Partnership. At December 31, 2000, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Partnership.

                                                         CONCORD MILESTONE PLUS, L.P.
                                                                 SCHEDULE III
                                                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2000


                                                                                                                Costs
                                                                                                                Capitalized
                                                                                                                Subsequent
                                                                             Initial Cost                       to Acquisition
                                                                       -----------------------------------      --------------

                                                                                       Land
                                                                        Building &      Building &                   Building &
    Description and Location             Encumbrances     Land         Improvements   Improvements     Land         Improvements
----------------------------------       ------------ ------------     ------------   -------------------------     -------------
Town & Country Plaza                    $2,780,475        $430,000     $3,620,000      $455,340        $430,000    $4,146,234
Searcy, AR

Old Orchard Shopping Center              8,105,294       6,500,000      5,075,000     1,369,256       6,500,000     6,515,006
Valencia, CA

Green Valley Mall                        5,244,964       5,100,000      4,587,000     1,566,818       4,057,034     5,250,069
                                         ---------       ---------      ---------     ---------       ---------     ---------
Green Valley, AZ

                                       $16,130,733     $12,030,000    $13,282,000    $3,391,414     $10,987,034   $15,911,309
                                        ==========      ==========     ==========     =========      ==========    ==========


                                         Gross Amount at
                                          which Carried at Close of Period (A)
                                       -----------------------------------------
                                                Accumulated         Date      Depreciation
    Description and Location           Total    Depreciation(B)   Acquired       Life
---------------------------------- ----------------------------   --------------------------
Town & Country Plaza                $4,576,234  $1,770,128        08/20/87    31.5 years
Searcy, AR

Old Orchard Shopping Center         13,015,006  2,816,923         01/22/88    31.5 years
Valencia, CA

Green Valley Mall                    9,307,103  2,614,703         04/15/88    31.5 years
                                     ---------  ---------
Green Valley, AZ

                                   $26,898,343  $7,201,754
                                    ==========   =========






                                                                  2000              1999            1998
(A) Reconciliation of investment properties owned:
        Beginning balance                                        $26,731,741       $26,617,482      $26,440,979
        Property acquisitions/improvements                           166,602           114,259          176,503
        Write-down of property                                             0                 0                0
                                                            ----------------  ---------------- ----------------

        Balance at end of period                                 $26,898,343       $26,731,741      $26,617,482
                                                                  ==========        ==========       ==========

(B) Reconciliation of accumulated depreciation:
        Beginning balance                                         $6,605,544        $6,017,284       $5,413,087
        Depreciation expense                                         596,210           588,260          604,197
                                                                 -----------       -----------      -----------

        Balance at end of period                                  $7,201,754        $6,605,544       $6,017,284
                                                                   =========         =========        =========


                                                                     -41-