Form 10-Q
period 2001-03-31
CONCORD MILESTONE PLUS L P
filed 2001-05-14
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

(mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 000-16757


                          CONCORD MILESTONE PLUS, L.P.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                    52-1494615
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


150 EAST PALMETTO PARK ROAD
        4TH FLOOR
   BOCA RATON, FLORIDA                                       33432
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)


                                 (561) 394-9260
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code


 -------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                             March 31, 2001  December 31,2000
                                             --------------  ----------------
Assets:
Property:
    Building and improvements, at cost         $15,911,310      $15,911,310
    Less: accumulated depreciation               7,352,026        7,201,754
                                               -----------      -----------
    Building and improvements, net               8,559,284        8,709,556
    Land, at cost                               10,987,034       10,987,034
                                               -----------      -----------
    Property, net                               19,546,318       19,696,590

Cash and cash equivalents                          726,725          625,426
Accounts receivable and other assets               279,399          317,865
Restricted cash                                    264,828          230,189
Debt financing costs, net                          203,669          211,503
                                               -----------      -----------
    Total assets                               $21,020,939      $21,081,573
                                               ===========      ===========

Liabilities:
Mortgage loans payable                         $16,073,406      $16,130,734
Accrued interest                                   113,021          113,424
Deposits                                            87,266           87,266
Accrued expenses and other liabilities             157,415          159,147
Accrued expenses payable to affiliates              79,662           62,754
                                               -----------      -----------
    Total liabilities                           16,510,770       16,553,325
                                               -----------      -----------

Commitments and Contingencies

Partners' capital:
    General partner                                (77,463)         (77,282)
    Limited partners:
        Class A Interests, 1,518,800             4,587,632        4,605,530
        Class B Interests, 2,111,072                     -                -
                                               -----------      -----------
    Total partners' capital                      4,510,169        4,528,248
                                               -----------      -----------

    Total liabilities and partners' capital    $21,020,939      $21,081,573
                                               ===========      ===========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                     March 31, 2001   March 31, 2000
                                                     --------------   --------------
Revenues:
Rent                                                    $661,642        $631,613
Reimbursed expenses                                      100,040         110,289
Interest and other income                                 11,930           5,904
                                                        --------        --------
    Total revenues                                       773,612         747,806
                                                        --------        --------
Expenses:
Interest expense                                         328,589         332,671
Depreciation and amortization                            160,341         156,209
Management and property expenses                         235,535         216,109
Administrative and management fees to related party       49,929          47,891
Professional fees and other expenses                      17,297          17,857
                                                        --------        --------
    Total expenses                                       791,691         770,737
                                                        --------        --------
Net loss                                                $(18,079)       $(22,931)
                                                        ========        ========
Net loss attributable to:

    Limited partners                                    $(17,898)       $(22,702)
    General partner                                         (181)           (229)
                                                        --------        --------
Net loss                                                $(18,079)       $(22,931)
                                                        ========        ========
Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                  $  (1.19)       $  (1.51)
                                                        ========        ========
Weighted average number of 100
Class A interests outstanding                             15,188          15,188
                                                        ========        ========




                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                                                  General          Class A          Class B
                                               Total              Partner         Interests        Interests
                                             ----------         -----------      -----------       ---------
PARTNERS' CAPITAL (DEFICIT)
      January 1, 2001                        $4,528,248          $(77,282)       $4,605,530            $0

Net Loss                                       (18,079)              (181)          (17,898)            0
                                             ----------         ---------        ----------            --
PARTNERS' CAPITAL (DEFICIT)
      March 31, 2001                         $4,510,169         $ (77,463)       $4,587,632            $0
                                             ==========         =========        ==========            ==





















                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                      March 31, 2001   March 31, 2000
                                                                      --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss income                                                          $(18,079)        $(22,931)
Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                                         160,341          156,209
    Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable and other assets            36,231          (10,268)
    Decrease in accrued interest                                             (403)          (4,067)
    (Decrease) increase in accrued expenses and other liabilities          (1,732)         109,237
    Increase (decrease) in accrued expenses payable to affiliates          16,908           (8,293)
                                                                         --------         --------
Net cash provided by operating activities                                 193,266          219,887
                                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                       0           (7,874)
                                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in restricted cash                                           (34,639)         (88,845)
    Principal repayments on mortgage loans payable                        (57,328)         (49,580)
                                                                         --------         --------
Net cash used in financing activities                                     (91,967)        (138,425)
                                                                         --------         --------
NET INCREASE
    CASH AND CASH EQUIVALENTS                                             101,299           73,588
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                   625,426          561,737
                                                                         --------         --------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                        $726,725         $635,325
                                                                         ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                                 $328,992         $336,738
                                                                         ========         ========



                 See Accompanying Notes to Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of
Concord Milestone Plus, L.P.


We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of March 31, 2001, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month periods ended March 31, 2001 and March 31, 2000. These financial statements are the responsibility of the management of the Partnership.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Ahearn, Jasco + Company, P.A.


AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida


May 4, 2001

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended March 31, 2001 and 2000 are unaudited. The financial statements for the periods ended March 31, 2001 and 2000 have been reviewed by an independent public accountant pursuant to Rule 10-01(d) of Regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2000 has been reclassified to conform to the 2001 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 2000.


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


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

    The Partnership recognized net loss of $18,079 for the three months ended March 31, 2001 as compared to net loss of $22,931 for the same period in 2000.The change is primarily due to the following factors:

    (i) An increase in base rent of $30,029 or 4.75% to $661,642 for three months ended March 31, 2001 as compared to $631,613 for three months ended March 31, 2000. This increase is due to a decrease in vacancies and an increase in base rent at the Valencia and Green Valley Properties.

    (ii) An increase in management and property expenses of $19,426 or 8.99% to $235,535 for the three months ended March 31, 2001 as compared to $216,109 for the three months ended March 31, 2000. This increase is primarily due to an increase in real estate taxes at the Green Valley Property that are not recoverable from tenants.


LIQUIDITY AND CAPITAL RESOURCES

    The General Partner believes that the Partnership's expected revenue and working capital is sufficient to meet the Partnership's current and future operating requirements for the next 12 months. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur.

    During February 1999, the Partnership received notice from Abco, a principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. Abco vacated its space in May, 1999. The Partnership retained a large regional real estate brokerage firm to help market the space and has shown the space to several qualified prospective tenants. No replacement tenant has yet been identified. The plan to build Safeway Supermarket in the year 2002 near Green Valley Mall will also have the adverse effect of reducing the likelihood of replacing Abco with another supermarket. A supermarket is considered the best potential anchor tenant because of the increased daily traffic it would generate at the property. Additionally, the store space is configured for a supermarket use and the costs of re-demising the space for another user (or users) could be substantial. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property (the "Lender") pending the resolution of the vacancy in this unoccupied anchor tenant space. It is not possible to determine the long-term effects of the vacancy of the Abco space. Many of the tenants at the Green Valley Property have short term leases. Currently, however, the vacancy of the Abco space has not had a material adverse effect on the leasing of store spaces on favorable terms.

    The Partnership has made distributions to its partners in the past. Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property, which created vacant anchor tenant space. Additionally, several capital projects were undertaken and completed at the Properties. Further a 15,600 square foot anchor tenant at the Searcy Property filed for Chapter 11 bankruptcy protection and vacated its store space during the second quarter of 1998 and payment ended during the second quarter of 2000. This space has been released to a new tenant during the first quarter of 2001. Finally, the Partnership is under contract with a third party to make extensive roof repairs and/or replacements at the Valencia Property in fiscal year 2001. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

    Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

    The cash on hand at March 31, 2001 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) other general Partnership purposes.

    Net cash provided by operating activities of $193,266 for the three months ended March 31, 2001 included (i) net loss of $18,079, (ii) non-cash adjustments of $160,341 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $51,004.

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

    Net cash used in financing activities of $91,967 for the three months ended March 31, 2001 include (i) principal repayments on mortgage loans payable of $57,328 and (ii) an increase in restricted cash of $34,639.

    Net cash used in financing activities of $138,425 for the three months ended March 31, 2000 included (i) principal repayments on mortgage loans payable of $49,580, and (ii) an increase in restricted cash of $88,845.

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


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT:

 Number               Description of Document
 ------               -----------------------

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



DATE:                                        CONCORD MILESTONE PLUS, L.P.
      -----------------                      ----------------------------
                                                      (Registrant)



                                             BY:   CM PLUS CORPORATION
                                                   ---------------------------
                                                   General Partner




                                             By:   /S/ Robert Mandor
                                                   ---------------------------
                                                   Robert Mandor
                                                   Director and Vice President



                                             By:   /S/ Patrick Kirse
                                                   ---------------------------
                                                   Patrick Kirse
                                                   Treasurer and Controller

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                                    CONCORD MILESTONE PLUS, L.P.
      -----------------                  ----------------------------
                                                 (Registrant)



                                         BY:   CM PLUS CORPORATION
                                               --------------------------
                                               General Partner





                                         By:
                                               --------------------------
                                               Robert Mandor
                                               Director and Vice President



                                         By:
                                               --------------------------
                                               Patrick Kirse
                                               Treasurer and Controller