Form 10-Q
period 2001-06-30
CONCORD MILESTONE PLUS L P
filed 2001-08-13
CIK 808460

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-Q

(mark one)

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2001
                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
----                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                        Commission file number 000-16757
                                               ---------

                          CONCORD MILESTONE PLUS, L.P.
                  -------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                              52-1494615
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

150 EAST PALMETTO PARK ROAD
           4TH FLOOR
       BOCA RATON, FLORIDA                              33432
----------------------------------------             ------------
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

Yes  X    No
    ---      ---

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

Assets:                                                                        June 30, 2001          December 31, 2000
Property:                                                                      -------------          -----------------
    Building and improvements, at cost                                           16,049,595               $15,911,310
    Less: accumulated depreciation                                                7,506,581                 7,201,754
                                                                                 ----------                ----------
    Building and improvements, net                                                8,543,014                 8,709,556
    Land, at cost                                                                10,987,034                10,987,034
                                                                                 ----------                ----------
    Property, net                                                                19,530,048                19,696,590

Cash and cash equivalents                                                           603,742                   625,426
Accounts receivable and other assets                                                332,805                   317,865
Restricted cash                                                                     247,818                   230,189
Debt financing costs, net                                                           195,836                   211,503
                                                                                 ----------                ----------

    Total assets                                                                $20,910,249               $21,081,573
                                                                                ===========                ==========
Liabilities:
Mortgage loans payable                                                           16,022,148               $16,130,734
Accrued interest                                                                    109,023                   113,424
Deposits                                                                             86,626                    87,266
Accrued expenses and other liabilities                                              185,795                   159,147
Accrued expenses payable to affiliates                                               38,653                    62,754
                                                                                 ----------               -----------
    Total liabilities                                                            16,442,245                16,553,325
                                                                                 ----------               -----------

Commitments and Contingencies

Partners' capital:
    General partner                                                                 (77,884)                  (77,282)
    Limited partners:
        Class A Interests, 1,518,800                                              4,545,888                 4,605,530
        Class B Interests, 2,111,072                                                      -                         -
                                                                                -----------                ----------
    Total partners' capital                                                       4,468,004                 4,528,248
                                                                                -----------               -----------

    Total liabilities and partners' capital                                     $20,910,249               $21,081,573
                                                                                 ==========                ==========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                June 30, 2001             June 30,2000
                                                                                -------------             ------------
Revenues:
Rent                                                                               $683,122                  $656,012
Reimbursed expenses                                                                 139,009                    75,634
Interest and other income                                                             5,665                     6,315
                                                                                   --------                  --------

    Total revenues                                                                  827,796                   737,961
                                                                                    -------                  --------

Expenses:
Interest expense                                                                    331,067                   339,070
Depreciation and amortization                                                       163,945                   160,156
Management and property expenses                                                    284,537                   224,953
Administrative and management fees to related party                                  51,336                    50,449
Professional and service fees                                                        39,076                    25,735
                                                                                   --------                  --------

    Total expenses                                                                  869,961                   800,363
                                                                                   --------                  --------

Net loss                                                                           $(42,165)                 $(62,402)
                                                                                     ======                   =======

Net loss attributable to:

    Limited partners                                                               $(41,744)                 $(61,778)
    General partner                                                                    (421)                     (624)
                                                                                  ---------                  --------

Net loss                                                                           $(42,165)                 $(62,402)
                                                                                    =======                   =======

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                                           $    (2.78)               $    (4.11)
                                                                                  =========                 =========

Weighted average number of 100
Class A interests outstanding                                                        15,188                    15,188
                                                                                   ========                 =========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                               June 30, 2001              June 30, 2000
                                                                               -------------              -------------
Revenues:
Rent                                                                             $1,344,764                $1,287,625
Reimbursed expenses                                                                 239,049                   185,923
Interest and other income                                                            17,595                    12,219
                                                                                  ---------                ----------

    Total revenues                                                                1,601,408                 1,485,767
                                                                                  ---------                ----------

Expenses:
Interest expense                                                                    659,656                   671,741
Depreciation and amortization                                                       324,286                   316,365
Management and property expenses                                                    520,072                   441,062
Administrative and management fees to related party                                 101,265                    98,340
Professional and service fees                                                        56,373                    43,592
                                                                                  ---------                 ---------

    Total expenses                                                                1,661,652                 1,571,100
                                                                                  ---------                 ---------

Net loss                                                                           $(60,244)                 $(85,333)
                                                                                    =======                   =======

Net loss attributable to:

    Limited partners                                                               $(59,642)                 $(84,480)
    General partner                                                                    (602)                     (853)
                                                                                  ---------                  --------

Net loss                                                                           $(60,244)                 $(85,333)
                                                                                    =======                   =======

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                                            $   (3.97)               $    (5.62)
                                                                                   ========                 =========

Weighted average number of 100
Class A interests outstanding                                                         15,188                   15,188
                                                                                   =========                =========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001



                                                                           General          Class A             Class B
                                                        Total              Partner         Interests           Interests
                                                       -------             --------        ----------         ----------
PARTNERS' CAPITAL (DEFICIT)
      January 1, 2001                                 $4,528,248          $(77,282)       $4,605,530                $0


Net Loss                                                (60,244)              (602)          (59,642)                0
                                                      ---------           ----------      ----------            ------

PARTNERS' CAPITAL (DEFICIT)
      June 30, 2001                                   $4,468,004         $ (77,884)       $4,545,888                $0
                                                       =========          ========         =========            ======












                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                     June 30, 2001         June 30, 2000
                                                                                     -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $(60,244)             $(85,333)
Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                                                       323,606               316,365
    Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable and other assets                         (18,052)               21,739
    Decrease in accrued interest                                                         (4,401)               (4,360)
    Increase (decrease) in accrued expenses and other liabilities                        26,008                (1,436)
    (Decrease) increase in accrued expenses payable to affiliates                       (24,101)                6,366
                                                                                      ---------              --------
Net cash provided by operating activities                                               242,816               253,341
                                                                                       --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                              (138,285)             (147,552)
                                                                                       --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in restricted cash                                                         (17,629)               (2,996)
    Principal repayments on mortgage loans payable                                     (108,586)              (96,536)
                                                                                       --------              --------
Net cash used in financing activities                                                  (126,215)              (99,532)
                                                                                       --------              ---------

NET (DECREASE) INCREASE IN
    CASH AND CASH EQUIVALENTS                                                           (21,684)                6,257

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                                 625,426               561,737
                                                                                      ---------              --------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                                      $603,742              $567,994
                                                                                        =======               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                                                $664,057             $676,101
                                                                                         =======              =======



                 See Accompanying Notes to Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Board of Directors of
Concord Milestone Plus, L.P.


We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of June 30, 2001, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month and six month periods then ended. These financial statements are the responsibility of the management of the Partnership.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying June 30, 2001 financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida

August 3, 2001

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended June 30, 2001 and 2000 are unaudited. The financial statements for the periods ended June 30, 2001 and 2000 have been reviewed by an independent public accountant pursuant to Rule 10-01(d) of Regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2000 has been reclassified to conform to the 2001 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 2000.

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

ORGANIZATION AND CAPITALIZATION

    Concord Milestone Plus, L.P., a Delaware limited partnership (the "Partnership"), was formed on December 12, 1986, for the purpose of investing in existing income_producing commercial and industrial real estate. The Partnership began operations on August 20, 1987, and currently owns and operates three shopping centers located in Searcy, Arkansas; Valencia, California; and Green Valley, Arizona.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30,
2000

     The Partnership recognized a net loss of $42,165 for the three months ended June 30, 2001 as compared to a net loss of $62,402 for the same period in 2000. The change is primarily due to the following factors:

    (i) An increase in revenue of $89,835 or 12.17% to $827,796 for the three months ended June 30, 2001 as compared to $737,961 for the three months ended June 30, 2000. This increase is due to the following: (a) a decrease in vacancies at the Valencia and Searcy Properties, and (b) an increase in accrued common area maintenance and insurance reimbursed expense revenues.

    (ii) An increase in management and property expenses of $59,584 or 26.49% to $284,537 for the three months ended June 30, 2001 as compared to $224,953 for the three months ended June 30, 2000. This increase is primarily due to: (a) an increase in real estate taxes at the Green Valley Property and the payment of real estate taxes for a parcel formerly paid by Abco, and (b) repair and maintenance expenses were incurred for all three properties in 2001 that were not incurred in 2000. The timing of these expenses varies from year to year.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

    The Partnership recognized a net loss of $60,244 for the six months ended June 30, 2001 as compared to net loss of $85,333 for the same period in 2000. The change is due to the following factors:

    An increase in revenues of $115,641 or 7.78%, to $1,601,408 for the six months ended June 30, 2001 as compared to $1,485,767 for the six months ended June 30, 2000. This increase is due to the following: (a) a decrease in vacancies at the Valencia and Searcy Properties, and (b) an increase in accrued common area maintenance and insurance reimbursed expenses revenues.

    An increase in management and property expenses of $79,010, or 17.91%, to $520,072 for the six months ended June 30, 2001 as compared to $441,062 for the six months ended June 30, 2000. This increase is primarily due to: (a) an increase in real estate taxes at the Green Valley Property and the payment of real estate taxes for a parcel formerly paid by Abco, and (b) repairs and maintenance expenses were incurred for all three properties in 2001 that were not incurred in 2000. The timing of these expenses varies from year to year.

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

    During February 1999, the Partnership received notice from Abco, a principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its current term on July 31, 1999. Abco vacated its space in May, 1999. The Partnership retained a large regional real estate brokerage firm to help market the space and has shown the space to several qualified prospective tenants. No replacement tenant has yet been identified. The plan to build a Safeway Supermarket in the year 2002 near Green Valley Mall will also have the adverse effect of reducing the likelihood of replacing Abco with another supermarket. A supermarket is considered the best potential anchor tenant because of the increased daily traffic it would generate at the property. Additionally, the store space is configured for a supermarket use and the costs of re-demising the space for another user (or users) could be substantial. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property (the "Lender") pending the resolution of the vacancy in this unoccupied anchor tenant space. It is not possible to determine the long-term effects of the vacancy of the Abco space. Many of the tenants at the Green Valley Property have short term leases. Currently, however, the vacancy of the Abco space has not had a material adverse effect on the leasing of store spaces on favorable terms.

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

    The cash on hand at June 30, 2001 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) other general Partnership purposes.

    Net cash provided by operating activities of $242,816 for the six months ended June 30, 2001 included (i) net loss of $60,244, (ii) non-cash adjustments of $323,606 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $20,546.

    Net cash provided by operating activities of $253,341 for the six months ended June 30, 2000 included (i) net loss of $85,333, (ii) non-cash adjustments of $316,365 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $22,309.

    Net cash used in investing activities of $138,285 for the six months ended June 30, 2001 was for capital expenditures for property improvements.

    Net cash used in investing activities of $147,552 for the six months ended June 30, 2000 was for capital expenditure for property improvements.

    Net cash used in financing activities of $126,215 for the six months ended June 30, 2001 included(i) principal repayments on mortgage loans payable of $108,586 and (ii) an increase in restricted cash of $17,629.

    Net cash used in financing activities of $99,532 for the six months ended June 30, 2000 included (i) principal repayments on mortgage loans payable of $96,536, and (ii) an increase in restricted cash of $2,996.

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

PART II -- OTHER INFORMATION

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



DATE:                                  CONCORD MILESTONE PLUS, L.P.
       ---------------------------     ----------------------------
                                               (Registrant)



                                  BY:     CM PLUS CORPORATION
                                          -------------------------
                                          General Partner



                                  By:     /S/ Robert Mandor
                                          -------------------------
                                          Robert Mandor
                                          Director and Vice President



                                  By:     /S/ Patrick Kirse
                                          -------------------------
                                          Patrick Kirse
                                          Treasurer and Controller