Form 10-Q
period 2001-09-30
CONCORD MILESTONE PLUS L P
filed 2001-11-13
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

(mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

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


      ---------------------------------------------------------------------
    Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
     -

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                          CONCORD MILESTONE PLUS, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                             September 30, 2001          December 31,
                                                                             ------------------          -------------
Assets:
2000 Property:

    Building and improvements, at cost                                          $16,061,127               $15,911,310
    Less: accumulated depreciation                                                7,662,359                 7,201,754
                                                                                 ----------                ----------
    Building and improvements, net                                                8,398,768                 8,709,556
    Land, at cost                                                                10,987,034                10,987,034
                                                                                 ----------                ----------
    Property, net                                                                19,385,802                19,696,590

Cash and cash equivalents                                                           678,814                   625,426
Accounts receivable and other assets                                                319,722                   317,865
Restricted cash                                                                     321,559                   230,189
Debt financing costs, net                                                           188,002                   211,503
                                                                                 ----------                ----------

    Total assets                                                                $20,893,899               $21,081,573
                                                                                 ==========                ==========
Liabilities:

Mortgage loans payable                                                          $15,969,785               $16,130,734
Accrued interest                                                                    108,671                   113,424
Deposits                                                                             85,179                    87,266
Accrued expenses                                                                    213,964                   133,283
Deferred income                                                                      44,108                    25,864
Accrued expenses payable to affiliates                                               48,179                    62,754
                                                                                 ----------                ----------
    Total liabilities                                                            16,469,886                16,553,325
                                                                                 ----------                ----------

Commitments and Contingencies

Partners' capital:

    General partner                                                                 (78,324)                  (77,282)
    Limited partners:
        Class A Interests, 1,518,800                                              4,502,337                 4,605,530
        Class B Interests, 2,111,072                                                      -                         -
                                                                                 ----------                ----------
    Total partners' capital                                                       4,424,013                 4,528,248
                                                                                 ----------                ----------

    Total liabilities and partners' capital                                     $20,893,899               $21,081,573
                                                                                 ==========                ==========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                             September 30, 2001       September 30, 2000
                                                                             ------------------       ------------------
Revenues:

Rent                                                                               $653,137                  $599,466
Reimbursed expenses                                                                 109,360                   157,559
Interest and other income                                                             9,240                     7,388
                                                                                   --------                 ---------

    Total revenues                                                                  771,737                   764,413
                                                                                   --------                 ---------

Expenses:

Interest expense                                                                    333,601                   338,023
Depreciation and amortization                                                       165,167                   159,903
Management and property expenses                                                    245,471                   238,871
Administrative and management fees to related party                                  49,688                    40,446
Professional fees and administrative expenses                                        21,801                    10,989
                                                                                   --------                 ---------

    Total expenses                                                                  815,728                   788,232
                                                                                   --------                 ---------

Net loss                                                                           $(43,991)                $ (23,819)
                                                                                   ========                 =========

Net loss attributable to:

    Limited partners                                                               $(43,551)                $ (23,581)
    General partner                                                                    (440)                     (238)
                                                                                   --------                 ---------

Net loss                                                                           $(43,991)                $ (23,819)
                                                                                   ========                 =========

Loss per weighted average

Limited Partnership 100 Class A

Interests outstanding                                                             $   (2.90)                $   (1.57)
                                                                                   ========                 =========

Weighted average number of 100

Class A interests outstanding                                                        15,188                    15,188
                                                                                   ========                 =========

                 See Accompanying Notes to Financial Statements
                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                 September 30, 2001   September 30,2000
                                                                                 ------------------   -----------------
Revenues:

Rent                                                                             $1,997,901                $1,887,091
Reimbursed expenses                                                                 348,409                   343,482
Interest and other income                                                            26,835                    19,608
                                                                                  ---------                 ---------

    Total revenues                                                                2,373,145                 2,250,181
                                                                                  ---------                 ---------

Expenses:

Interest expense                                                                    993,257                 1,009,764
Depreciation and amortization                                                       489,453                   476,268
Management and property expenses                                                    765,543                   679,933
Administrative and management fees to related party                                 150,953                   138,786
Professional fees and administrative expenses                                        78,174                    54,581
                                                                                  ---------                 ---------

    Total expenses                                                                2,477,380                 2,359,332
                                                                                  ---------                 ---------

Net loss                                                                          $(104,235)                $(109,151)
                                                                                   ========                  ========

Net loss attributable to:

    Limited partners                                                               (103,193)                 (108,059)
    General partner                                                                  (1,042)                   (1,092)
                                                                                  ---------                 ---------

Net loss                                                                          $(104,235)                $(109,151)
                                                                                   ========                  ========

Loss per weighted average

Limited Partnership 100 Class A

Interests outstanding                                                            $    (6.86)               $    (7.19)
                                                                                  =========                 =========

Weighted average number of 100

Class A interests outstanding                                                        15,188                    15,188
                                                                                  =========                 =========





                 See Accompanying Notes to Financial Statements
                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                           General          Class A          Class B
                                                        Total              Partner         Interests        Interests
                                                        -----              -------         ---------        ---------
PARTNERS' CAPITAL (DEFICIT)
      January 1, 2001                                 $4,528,248          $(77,282)       $4,605,530              $0


Net Loss                                                (104,235)           (1,042)         (103,193)              0
                                                        --------            ------          --------               -


PARTNERS' CAPITAL (DEFICIT)
      September 30, 2001                              $4,424,013          $(78,324)       $4,502,337              $0
                                                       =========           =======         =========               =


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.

                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                 September 30, 2001   September 30,2000
                                                                                 ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $(104,235)            $(109,151)
Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                                                       489,453               476,268
    Change in operating assets and liabilities:
    Increase in accounts receivable and other assets                                     (6,525)              (52,004)
    Decrease in accrued interest                                                         (4,753)               (4,686)
    Increase in accrued expenses, deferred income and deposits                           96,838               107,594
    (Decrease) increase in accrued expenses payable to affiliates                       (14,575)               13,473
                                                                                       --------               -------
Net cash provided by operating activities                                               456,203               431,494
                                                                                       --------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                              (150,496)             (168,644)
                                                                                       --------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in restricted cash                                                         (91,370)             (122,646)
    Principal repayments on mortgage loans payable                                     (160,949)             (144,507)
                                                                                       --------               -------
Net cash used in financing activities                                                  (252,319)             (267,153)
                                                                                       --------               -------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                            53,388                (4,303)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                                 625,426               561,737
                                                                                       --------               -------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                                      $678,814              $557,434
                                                                                        =======               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                                               $998,010            $1,014,450
                                                                                        =======             =========

                 See Accompanying Notes to Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors of
Concord Milestone Plus, L.P.

We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of September 30, 2001, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month and nine month periods then ended. These financial statements are the responsibility of the management of the Partnership.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2001 financial statements for them to be in conformity with generally accepted accounting principles.



/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
November 6, 2001

                          CONCORD MILESTONE PLUS, L.P.

                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended September 30, 2001 and 2000 are unaudited. The financial statements for the periods ended September 30, 2001 and 2000 have been reviewed by an independent public accountant pursuant to Rule 10-01(d) of Regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2000 has been reclassified to conform to the 2001 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 2000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

GENERAL
-------

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

ORGANIZATION AND CAPITALIZATION
-------------------------------

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED
--------------------------------------------------------------------------
SEPTEMBER 30, 2000
------------------

    The Partnership recognized a net loss of $43,991 for the three months ended September 30, 2001 as compared to a net loss of $23,819 for the same period in 2000. The change is primarily due to the following factors:

    A decrease in reimbursed expenses of $48,199 or 30.60% to $109,360 for the three months ended September 30, 2001 as compared to $157,559 for the three months ended September 30, 2000 is due primarily to the write off of tenants improvements that were subsequently determined to be not billable to the tenants.

    An increase in base rent of $53,671 or 8.95% to $653,137 for the three months ended September 30, 2001 as compared to $599,466 for the three months ended September 30, 2000. This increase is due to a decrease in vacancies and an increase in base rent at the Valencia and Searcy Properties.

    An increase in professional fees and other expenses of $10,812 or 98.39% to $21,801 for the three months ended September 30, 2001 as compared to $10,989 for the three months ended September 30, 2000 is due to the fees and expenses incurred in 2001 that were not incurred in 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

    The Partnership recognized a net loss of $104,235 for the nine months ended September 30, 2001 as compared to net loss of $109,151 for the same period in 2000. The change is due to the following factors:

     An increase in revenues of $122,964 or 5.46%, to $2,373,145 for the nine months ended September 30, 2001 as compared to $2,250,181 for the nine months ended September 30, 2000. This increase is due to a decrease in vacancies and an increase in base rent at the Valencia and Searcy Properties.

    An increase in management and property expenses of $85,610, or 12.59%, to $765,543 for the nine months ended September 30, 2001 as compared to $679,933 for the nine months ended September 30, 2000. This increase is primarily due to:
(a) an increase in real estate taxes at the Green Valley Property and the payment of real estate taxes for a parcel formerly paid by Abco, and (b) repairs and maintenance expenses were incurred for all three properties in 2001 that were not incurred in 2000. The timing of these expenses varies from year to year.

    An increase in professional fees and other expenses of $23,593 or 43.22% to $78,174 for the nine months ended September 30, 2001 as compared to $54,581 for the nine months ended September 30, 2000 is due to the fees and expenses incurred in 2001 that were not incurred in 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

    The cash on hand at September 30, 2001 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) other general Partnership purposes.

    Net cash provided by operating activities of $456,203 for the nine months ended September 30, 2001 included (i) net loss of $104,235 (ii) non-cash adjustments of $489,453 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $70,985.

    Net cash provided by operating activities of $431,494 for the nine months ended September 30, 2000 included (i) net loss of $109,151, (ii) non-cash adjustments of $476,268 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $64,377.

    Net cash used in investing activities of $150,496 for the nine months ended September 30, 2001 was for capital expenditures for property improvements.

    Net cash used in investing activities of $168,644 for the nine months ended September 30, 2000 was for capital expenditure for property improvements.

    Net cash used in financing activities of $252,319 for the nine months ended September 30, 2001 included(i) principal repayments on mortgage loans payable of $160,949 and (ii) an increase in restricted cash of $91,370.

    Net cash used in financing activities of $267,153 for the nine months ended September 30, 2000 included (i) principal repayments on mortgage loans payable of $144,507, and (ii) an increase in restricted cash of $122,646.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

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

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

DATE: November 6, 2001                             CONCORD MILESTONE PLUS, L.P.
      ----------------------------------------     ----------------------------
                                                          (Registrant)

                                  BY: CM PLUS CORPORATION
                                      ----------------------------------
                                      General Partner

                                  By: /S/ Robert Mandor
                                      ----------------------------------
                                      Robert Mandor
                                      Director and Vice President

                                  By: /S/ Patrick Kirse
                                      ----------------------------------
                                      Patrick Kirse
                                      Treasurer and Controller