Form 10-K
period 2001-12-31
CONCORD MILESTONE PLUS L P
filed 2002-03-26
CIK 808460

                                                         Exhibit Index p.23
                                                         Exhibits begin p. (n/a)
                                                         Total pages: 41

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2001
                        Commission file number 000-16757

                          CONCORD MILESTONE PLUS, L.P.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 52-1494615
--------------------------------------------------------------       ---------------------------------
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

150 EAST PALMETTO PARK ROAD, 4TH FLOOR
            BOCA RATON, FLORIDA                                                    33432
--------------------------------------------------                         ----------------------
     (Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code                             (561) 394-9260
                                                                           ----------------------


Securities registered pursuant to Section 12(b) of the Act:                         None

Securities registered pursuant to Section 12(g) of the Act:

Class A Interests ("Class A Interests"), each such interest representing an assignment of one Class A Limited Partnership Interest held by CMP Beneficial Corp., a Delaware corporation (the "Assignor"), under the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") of Concord Milestone Plus, L.P.
--------------------------------------------------------------------------------
                                (Title of Class)

Class B Interests ("Class B Interests"), each such interest representing an assignment of one Class B Limited Partnership Interest held by the Assignor under the Partnership Agreement.
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

As of March 1, 2002, 1,518,800 Class A Interests and 2,111,072 Class B Interest were outstanding.

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

     The amount of revenues attributable to the Searcy Property, the Valencia Property and the Green Valley Property (collectively, the "Properties") from tenants not affiliated with the Partnership was (i) $464,554, $1,434,135, $1,215,203 respectively, for the fiscal year ended December 31, 2001, (ii) $415,505, $1,336,478, $1,299,161 respectively, for the fiscal year ended December 31, 2000; and (iii) $441,946, $1,299,922 and $1,228,007, respectively, for the fiscal year ended December 31, 1999. There are no affiliated tenants.

     See Item 2, "Properties", of this Report for additional information as to the Properties, including a description of the competitive conditions affecting them.

     (D) EMPLOYEES

     The Partnership employs six people at the Green Valley Property who provide general administrative and maintenance services. Milestone Property Management, Inc., an affiliate of the General Partner, provides all management services for the Partnership and Milestone Properties, Inc., an affiliate of the General Partner, provides administrative services to the Partnership. Aside from its officers, the General Partner has no employees. See Item 11, "Compensation", of this Report.

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

     The Mortgage Loans and related terms at December 31, 2001 for the Properties are summarized as follows:

                                     PRINCIPAL                       MONTHLY
                                     BALANCE AT                    PAYMENTS OF
                                      DECEMBER        INTEREST     PRINCIPAL
      PROPERTY/LOCATION               31, 2001         RATE %     AND INTEREST
      -----------------             -----------        ------     ------------
      Searcy, AR                     $2,748,649        8.125         $21,640
      Valencia, CA                    7,977,640        8.125          65,881
      Green Valley, AZ                5,186,421        8.250          41,252
                                    -----------                     --------
      Total                         $15,912,710                     $128,773
                                    ===========                     ========

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

     Taxes. The Partnership's adjusted federal income tax basis for the Searcy Property is approximately $2,906,000, of which $430,000 is allocated to land and $2,476,000 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

     Competition. There are three shopping centers within two miles to the west of the Town and Country Plaza on Race Avenue. The first shopping center consists of a Goody's department store and a vacant furniture store. The second shopping center consists of a Fred's discount store, Warehouse Foods, a Sears catalog store and two satellite stores. The third center consists of a Kroger food store and a Revco drugstore. Directly across the highway from the Searcy Property is a Wal-Mart superstore. This Wal-Mart, relocated from the Town and Country Plaza in 1992. Hastings Book and Music, Big Lots, Hibetts Sports and TSC Tractor Supply currently occupy Wal-Mart's former space in the Town and Country Plaza.

     Operating and Tenant Information. As of March 1, 2002, there were ten tenants, including two anchor tenants, at the Searcy Property. The anchor tenants are J.C. Penney department store and Dunlap Co. The other eight tenants provide a variety of goods and services. The occupancy rate was 98.7%, 78.8%, and 95.5% as of December 31, 2001, 2000, and 1999, respectively.

     The tables on pages 7 and 8 further describe and summarize certain operating data and tenant information for the Property as of December 31, 2001.

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

     Taxes. The Partnership's adjusted federal income tax basis for the Valencia Property is $10,513,000, of which $6,500,000 is allocated to land and $4,013,000 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

     Competition. In 1996, a 78,000 square foot shopping center opened on Old Orchard Street across from the Valencia Property. This center includes a 46,000 square foot Ralph's Supermarket, a 16,000 square foot drugstore and 16,000 square feet of smaller stores. This shopping center initially had an adverse impact on tenant sales but it has not materially adversely affected the occupancy rate at the Valencia Property.

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

     Operating and Tenant Information. As of March 1, 2002, there were 21 tenants, including two anchor tenants, at the Valencia Property. The two anchor tenants are an Albertson's grocery store (Albertson's acquired Lucky Stores, Inc.) and a Rite Aid pharmacy. The other 19 tenants provide a variety of goods and services. The occupancy rate was 96.21%, 99.50%, and 96.9%, in 2001, 2000, and 1999, respectively.

     The tables on pages 7 and 8 further describe and summarize certain operating data and tenant information for the Property as of December 31, 2001.

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

     Taxes. The Partnership's adjusted federal income tax basis for the Green Valley Property is $8,997,000, of which $5,100,000 is allocated to land and $3,897,000 to the buildings and improvements. For financial statement purposes, the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

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

     Operating and Tenant Information. As of March 1, 2002, there were 66 tenants, including two anchor tenants, at the Green Valley Property. The two anchor tenants include a Beall's outlet store and an Ace Hardware store. The third anchor tenant space is currently unoccupied. The other 64 tenants provide a variety of goods and services. The occupancy rate was 67.33%, 70.73%, and 70.7%, in 2001, 2000, and 1999, respectively.

     During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership retained a large regional real estate brokerage firm to help market the space. Such brokerage firm was replaced in 2000 by another large regional brokerage firm. Each of the brokerage firms have shown the space to several qualified prospective tenants. No replacement tenant has yet been identified. The plan to build a Safeway Supermarket in the year 2002 near the Green Valley Mall will also have an adverse effect on leasing the Abco space. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Abco space. To date the vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the continued Abco space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates. The Partnership will incur expenses in releasing the Abco space and cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the vacancy in this unoccupied anchor tenant space.

     The tables on pages 7 and 8 further describe and summarize certain operating data and tenant information for the Property as of December 31, 2001.

TABLE 1.  SUMMARY OF OPERATING AND TENANT INFORMATION as of December 31, 2001

                                              TENANT OCCUPYING>10%      SQUARE  OCCUPANCY   BASE RENT
 LOCATION            PROPERTY              OF GLA/NATURE OF BUSINESS     FEET      RATE     PER SQ.FT.
-----------       ----------------------   -------------------------    ------  --------   -----------
Searcy, AR        Town & Country Plaza                                  78,436    98.72%     $6.03 (1)

                                           J.C. Penney                  39,396               $5.22
                                           Department Store






                                           Dunlap Co.                   15,600               $6.00
                                           Junior Department Store





Valencia, CA      Old Orchard Shopping Ctr.                            103,413    96.21%    $11.18 (1)

                                           Albertson's                  31,842               $9.42
                                           Full Service Grocer




                                           Rite Aid                     18,125               $2.48
                                           Pharmacy




Green Valley, AZ  Green Valley Mall        None (3)                    194,750    67.33%     $8.28 (1)

                                                           LEASE         ANNUAL
 LOCATION         PERCENTAGE RENT & OTHER               EXPIRATION    R/E TAXES
-----------       -----------------------               ----------    ---------
Searcy, AR                                                              $27,915

                  1.5% of Sales in excess               8/31/2007
                  of $11,820,004. Pro-rata
                  reimbursement for real estate
                  taxes over the base year amount.
                  Common area maintenance
                  reimbursed at fixed intervals
                  over the lease term.

                  Common area maintenance               1/31/2006
                  and insurance reimbursement
                  capped at $7,800 annually and
                  $1,080 annually, respectively.
                  Real Estate taxes reimbursed
                  over the 2001 base year.

Valencia, CA                                                           $146,341

                  1.25% of Sales in excess              6/30/2006
                  of $38,000,000 less amounts
                  paid for property taxes,
                  assessments and insurance
                  premiums. (2)

                  Rent is payable in an amount          5/31/2005
                  equal to 3% of the tenant's
                  gross sales for the previous month,
                  but not less than $45,000 annually.
                  Pays no reimbursed expenses.

Green Valley , AZ                                                      $264,584

(1) Represents the average rental rate including base and percentage rent per square foot of leased space taking rental concessions and discounts into consideration.
(2) Pro-rata reimbursement for real estate taxes, common area maintenance and insurance.
(3) The sole space greater than 10% of GLA is currently vacant. Abco vacated this space in May, 1999.

TABLE 2.  SUMMARY OF LEASE EXPIRATIONS as of December 31, 2001


                                                   YEAR OF         NUMBER OF      GROSS LEASABLE     ANNUAL       % OF TOTAL ANNAUL
    LOCATION             PROPERTY             LEASE EXPIRATION   LEASES EXPIRING   AREA EXPIRING   MINIMUM RENT      MINIMUM RENT
--------------   -------------------------    ----------------   ---------------   -------------   ------------      ------------
Searcy, AR       Town & Country Plaza               M-T-M             1                 1,200         $7,200              1.6%
                                                    2002              2                 5,973        $32,560              7.4%
                                                    2003              2                 3,160        $30,039              6.8%
                                                    2005              1                 6,680        $18,000              4.1%
                                                    2006              1                15,600        $93,600             21.4%
                                                    2007              1                39,396       $205,600             47.0%
                                                    2011              2                 5,422        $51,295             11.7%
                                                  Vacancies           1                 1,005           -                  - %
                                                                     --                ------        -------            ------
                                                   Total             11                78,436       $438,294            100.0%
                                                   =====             ==                ======        =======            ======



Valencia, CA     Old Orchard Shopping Center        2002              4                 7,367       $120,432             10.8%
                                                    2003              7                21,420       $283,962             25.6%
                                                    2004              2                 5,400        $84,300              7.5%
                                                    2005              5                30,609       $237,137             21.3%
                                                    2006              2                32,194       $309,665             27.8%
                                                    2007              1                 2,500        $77,254              7.0%
                                                  Vacancies           2                 3,923           -                  -
                                                                     --               -------      ---------            ------
                                                   Total             23               103,413     $1,112,750            100.0%
                                                   =====             ==               =======      =========            ======



Green Valley, AZ Green Valley Mall                  2002             27                37,294       $283,710             30.5%
                                                    2003             21                31,152       $301,079             32.3%
                                                    2004              7                16,362        $76,082              8.2%
                                                    2005              4                16,263       $134,545             14.4%
                                                    2006              6                18,695       $126,571             13.6%
                                                    2008              1                11,425         $9,600              1.0%
                                                  Vacancies          17                63,559           -                  -
                                                                     --               -------        -------            ------
                                                   Total             83               194,750       $931,587            100.0%
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

     (b) As of March 1, 2002, the 1,518,800 Class A Interests and 2,111,072 Class B Interests outstanding were held by approximately 1,140 and 1,216 holders, respectively.

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

The Partnership suspended making distributions with respect to Class A Interest subsequent to the second quarter of 1999 after determining that unrestricted working capital levels were inadequate due to (1) Abco vacating its space at the Green Valley Property in May, 1999 and (2) several capital outlays for work performed at the Properties.

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

     (c) Distributions have been allocated based upon the dates that Class A Interests were issued. Distributions with respect to each fiscal quarter of the Partnership are paid 60 days following the end of that fiscal quarter. There have been no distributions with respect to the Class A Interest in 2000 & 2001. No distributions were paid with respect to Class B Interests.

     (d) Return of Capital is defined as distributions in excess of cumulative net income.

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)
                             SELECTED FINANCIAL DATA

                                              FOR YEAR ENDED      FOR YEAR ENDED      FOR YEAR ENDED
                                             DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                             -----------------   -----------------   -----------------
Operating Statement Data:
Revenue                                            $3,146,281          $3,079,207          $2,986,502
Net (loss) income                                    (240,452)           (134,495)            (84,307)

Balance Sheet Data:
Total assets                                       20,631,508          21,081,573           21,423,375
Long term debt                                     15,912,710          16,130,734           16,327,881
Total liabilities                                  16,343,712          16,553,325           16,760,632

Statement of Partners' (Deficit) Capital:
     General Partner                                  (79,687)            (77,282)            (75,937)
     Class A Interests                              4,367,483           4,605,530            4,738,680
     Class B Interests                                      0                   0                    0
     Total                                          4,287,796           4,528,248            4,662,743

Per 100 Class A Interests (a):

     Net (loss) income, basic & diluted (b):           (15.83)              (8.86)              (5.55)

     Distributions (c):                                     0                   0                4.61

     Return of Capital (d):                                 0                   0                4.61


                                                 FOR YEAR ENDED      FOR YEAR ENDED
                                                DECEMBER 31, 1998   DECEMBER 31, 1997
                                                -----------------   -----------------
Operating Statement Data:
Revenue                                               $3,103,638          $3,046,796
Net (loss) income                                         31,270            (271,920)

Balance Sheet Data:
Total assets                                          21,841,605          22,051,864
Long term debt                                        16,513,054          16,683,574
Total liabilities                                     16,974,551          17,216,080

Statement of Partners' (Deficit) Capital:
     General Partner                                     (73,894)            (74,207)
     Class A Interests                                 4,940,948           4,909,991
     Class B Interests                                         0                   0
     Total                                             4,867,054           4,835,784

Per 100 Class A Interests (a):

     Net (loss) income, basic & diluted (b):                2.06              (17.90)

     Distributions (c):                                     3.29                3.29

     Return of Capital (d):                                 3.29                3.29


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

     The Partnership has an agreement with Milestone Property Management, Inc. ("MPMI"), an affiliate of the General Partner, to provide management services to the Properties. In addition, MPMI is responsible for leasing space at the properties and actively monitors all vacancies to ensure the highest occupancy rate possible. All leasing is performed by MPMI and the terms of the leases are negotiated on a lease by lease basis. During 2001, the Partnership paid or accrued $201,062 to MPMI for management fees and other services.

COMPETITION

     Rental property owned by the Partnership will have substantial competition from similar properties in the vicinity in which such property is located. Such competition is generally for the retention of existing tenants and for new tenants upon space becoming vacant. Competition for tenants may result in the Partnership being unable to quickly re-lease space resulting in a decline in cash flows. The Partnership believes that the profitability of each of the Properties is based, in part, upon its geographic location, the operations and identity of the property's tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. The Partnership also believes that general economic circumstances and trends as well as the character and quality of new and existing properties which may be located in the vicinity of the Properties are factors that may affect the operation and competitiveness of the property. See Item 2 for further detail.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO 2000.

Revenues of the Partnership increased $67,074, or 2.2%, to $3,146,281 in 2001 from $3,079,207 in 2000 primarily due to the net effect of the following:

     (1) Rent - An increase in base rent of $94,704, or 3.7%, to $2,655,451 in 2001 from $2,560,747 in 2000 is due to a decrease in vacancies and an increase in base rent at the Searcy and Valencia properties.

     (2) Reimbursed Expenses - A decrease in reimbursed expenses of $31,956, or 6.5%, to $458,441 in 2001 from $490,397 in 2000 is primarily due to the write off of tax recovery charges, that were subsequently determined to be not collectable.

     Management and property expenses increased $135,504, or 14.1%, to $1,094,114 in 2001 from $958,610 in 2000 is primarily due to: (a) an increase in real estate taxes at the Green Valley Property and the direct payment by the Partnership of real estate taxes for a parcel formerly paid directly by Abco, and (b) repairs and maintenance expenses were incurred for all three properties in 2001 that were not incurred in 2000. The timing of these expenses varies from year to year.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO 1999.

Revenues of the Partnership increased $92,705, or 3.1%, to $3,079,207 in 2000 from $2,986,502 in 1999 primarily due to the net effect of the following:

     (1) Rent - An increase in base rent of $51,411, or 2.0%, to $2,560,747 in 2000 from $2,509,336 in 1999 is due to a decrease in vacancies and an increase in base rent at the Valencia and Green Valley properties.

     (2) Reimbursed Expenses - An increase in reimbursed expenses of $29,858, or 6.5%, to $490,397 in 2000 from $460,539 in 1999 primarily due to an increase in the recovery on both common area expenses and real estate taxes at the Green Valley Property.

     Management and property expenses increased $102,609, or 12.0%, to $958,610 in 2000 from $856,001 in 1999 due to increases in real estate taxes, insurance and common area expenses at the Properties.

     Administrative and management fees to a related party increased by $44,264 or 28.8% to $198,169 in 2000 from $153,905 in 1999 due to an additional professional fee payable to Milestone Property Management, Inc. ("MPMI").

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

     During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership retained a large regional real estate brokerage firm to help market the space. Such brokerage firm was replaced in 2000 by another large regional brokerage firm. Each of the brokerage firms have shown the space to several qualified prospective tenants. No replacement tenant has yet been identified. The plan to build a Safeway Supermarket in the year 2002 near the Green Valley Mall will also have an adverse effect on leasing the Abco space. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Abco space. To date the vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the continued Abco space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates. The Partnership will incur expenses in releasing the Abco space and cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the vacancy in this unoccupied anchor tenant space.

     The Partnership periodically makes distributions to its owners. The partnership did not pay any distribution in 2001 or 2000. A 1998 fourth quarter distribution of $50,001 was paid during February 1999. Also, a first quarter distribution of $50,001 was paid during May 1999 and a second quarter distribution of $20,002 was paid during August 1999. Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property, which created vacant anchor tenant space. Additionally, several capital projects were undertaken and completed at the Properties. Further a 15,600 square feet anchor tenant at the Searcy Property filed for Chapter 11 bankruptcy protection and vacated its store space in 2000. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership. Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

     The cash on hand at December 31, 2001 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) other general Partnership purposes.

     Net cash provided by operating activities of $455,220 for the year ended December 31, 2001 was comprised of (i) net loss of $240,452, (ii) adjustments of $650,189 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $45,483.

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

     Net cash used in investing activities of $156,740 for the year ended December 31, 2001 was comprised of capital expenditures for building improvements.

     Net cash used in investing activities of $166,603 for the year ended December 31, 2000 was comprised of capital expenditures for building improvements.

     Net cash used in investing activities of $114,259 for the year ended December 31, 1999 was comprised of capital expenditures for building improvements.

     Net cash used in financing activities of $218,507 for the year ended December 31, 2001 included (i) principal repayments on mortgage loans payable of $218,024, (ii) funds held in escrow of $483.

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

SFAS NO. 140

     Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB No. 125," was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after

March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 did not have any material impact on the Company.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 in July 2001 did not have an impact on our financial position, results of operations or cash flows.

     In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets upon their acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. We do not believe that the adoption of SFAS No. 142 will have a material impact on our financial position, results of operation or cash flows.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Partnership, in its normal course of business, is theoretically exposed to interest rate changes as they relate to real estate mortgages and the effect of such mortgage rate changes on the values of real estate. However, for the Partnership, all of its mortgage debt is at fixed rates, is for extended terms, and would be unaffected by any sudden change in interest rates. The Partnership's possible risk is from increases in long-term real estate mortgage rates that may occur over a number of years, as this may decrease the overall value of real estate. Since the Partnership has the intent to hold its existing mortgages to maturity (or until the sale of a Property), there is believed to be no interest rate market risk on the Partnership's results of operations or its working capital position. The Partnership estimates the fair value of its long term fixed rate Mortgage Loans generally using discounted cash flow analysis based on the Partnership's current borrowing rates for similar types of debt. At December 31, 2001, the fair value of the Mortgage Loans was estimated to be $18,708,847 compared to a carrying value amount of $15,912,710.

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

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The names, offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

                                        HAS SERVED AS A
                                        DIRECTOR AND/OR
          NAME              AGE         POSITION HELD         OFFICER SINCE (1)
---------------------      -----        -------------         -----------------
Leonard S. Mandor (3)        55         President             Inception (2)
                                        and Director

Robert A. Mandor (3)         49         Vice President        Inception
                                        and Director

Joseph P. Otto               48         Vice President        October 3, 1997
                                        and Secretary

Patrick Kirse                33         Treasurer and         October 3, 1997
                                        Controller

---------------------

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Based on the General Partner's review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during 2001.

ITEM 11.  COMPENSATION.

          During 2001, the Partnership paid or accrued:

          (i) $68,500 to Milestone Properties, Inc. ("MPI"), an affiliate of the General Partner, for administrative services rendered to the Partnership. Pursuant to an agreement between MPI and the Partnership, the Partnership reimburses MPI for administrative services provided to the Partnership, such as payroll, investor services and supplies in an amount equal to $68,500 per year.

          (ii) $132,561 to MPMI for property management fees for the fiscal year ended December 31, 2001. Pursuant to the management agreement between the Partnership and MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant properties for which MPMI performs leasing services, 3 percent for multiple tenant properties for which MPMI does not perform leasing services and 1 percent for single tenant properties. The management fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization; (iii) income derived from interest on investments, security deposits utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes; (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.

     No officer, or director of the General Partner received any direct compensation from the Partnership during the fiscal year ended December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) The General Partner knows of only one beneficial owner of five percent or more of the issued and outstanding Class A Interests. The General Partner knows of only two beneficial owners of five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of March 1, 2002:

                                                       AMOUNT AND
                                                        NATURE OF        PERCENT
   TITLE                NAME AND ADDRESS OF            BENEFICIAL         OF
 OF CLASS                  BENEFICIAL OWNER             OWNERSHIP        CLASS
---------               -----------------------        ----------       --------
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

     The number of shares of common stock, no par value, of Concord (which is the parent of the General Partner) beneficially owned by all directors of the General Partner and CMP Beneficial Corp. and all directors and officers of the General Partner and CMP Beneficial Corp. as a group as of March 1, 2002 is set forth in the following table:


                                      AMOUNT OF       PERCENT
     NAME OF                         BENEFICIAL         OF
BENEFICIAL OWNER                      OWNERSHIP       CLASS
------------------                   ----------       -------
Leonard S. Mandor                        267           67%
Robert A. Mandor                         133           33%

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL SCHEDULE, AND REPORTS ON FORM 8-K.

         (a)  Financial Statements and Financial Schedule

              See Index to Financial Statements and Financial Schedule included elsewhere in this Report.

         (b) Exhibits:

EXHIBIT
 NUMBER                DESCRIPTION OF DOCUMENT
-------                -----------------------

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

10.15 Deed of Trust, Assignment of leases, and Rents, Security Agreement and Fixture Filing, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to
          Exhibit 10.11 of the September 1997 10-Q.

10.16 Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to
          Exhibit 10.12 of the September 1997 10-Q.

10.17 Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.13 of the September 1997 10-Q.

10.18 Environmental Escrow and Security Agreement, dated September 23, 1997, by and between the Partnership and the Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.14 of the September 1997 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 15, 2002.

                                         CONCORD MILESTONE PLUS, L.P.
                                         By:   CM PLUS CORPORATION,
                                               General Partner

                                         By:   /s/ Leonard S. Mandor
                                               ----------------------------
                                               Leonard S. Mandor, President

                                         CMP BENEFICIAL CORP.
                                         (Registrant of Beneficial Interests)


                                         By:   /s/ Leonard S. Mandor
                                               ----------------------------
                                               Leonard S. Mandor, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


By: /s/ Leonard S. Mandor                                     March 15, 2002
    --------------------------------------
    Leonard S. Mandor
    President (Principal Executive Officer)
    and Director of CM Plus Corporation
    and CMP Beneficial Corp.


By: /s/ Robert A. Mandor                                      March 15, 2002
    --------------------------------------
    Robert A. Mandor
    Vice President and Director of CM Plus
    Corporation and CMP Beneficial Corp.


By: /s/ Patrick Kirse                                         March 15, 2002
    --------------------------------------
    Patrick Kirse
    Treasurer and Controller (Principal
    Accounting Officer) of CM Plus
    Corporation and CMP Beneficial Corp.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 15, 2002.

                                      CONCORD MILESTONE PLUS, L.P.
                                      By:   CM PLUS CORPORATION,
                                            General Partner

                                      By:
                                         --------------------------------
                                         Leonard S. Mandor, President

                                      CMP BENEFICIAL CORP.
                                      (Registrant of Beneficial Interests)


                                      By:
                                         --------------------------------
                                         Leonard S. Mandor, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


By:                                             March 15, 2002
    ---------------------------------------
    Leonard S. Mandor
    President (Principal Executive Officer)
    and Director of CM Plus Corporation
    and CMP Beneficial Corp.


By:                                             March 15, 2002
    ---------------------------------------
    Robert A. Mandor
    Vice President and Director of CM Plus
    Corporation and CMP Beneficial Corp.


By:                                             March 15, 2002
    ---------------------------------------
    Patrick Kirse
    Treasurer and Controller (Principal
    Accounting Officer) of CM Plus
    Corporation and CMP Beneficial Corp.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE


                                                                     PAGE NO.
                                                                     --------
1. Financial Statements:

   a.  Concord Milestone Plus, L.P.

       1.     Independent Auditors' Reports ...........................29

       2.     Balance Sheets, December 31, 2001 and December 31, 2000..30

       3.     Statements of Revenues and Expenses for the Years Ended
              December 31, 2001, 2000 and 1999 ........................31

       4.     Statements of Changes in Partners' Capital for the Years
              Ended December 31, 2001, 2000 and 1999 ..................32

       5.     Statements of Cash Flows for the Years Ended December
              31, 2001, 2000 and 1999 .................................33

       6.     Notes to Financial Statements ...........................34

2. Financial Schedule:

   a.  Real Estate and Accumulated Depreciation (Schedule III) ........41

     This financial statement schedule of the Partnership for each of the years ended December 31, 2001, 2000 and 1999 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Partnership. All other financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Concord Milestone Plus, L.P.

We have audited the accompanying balance sheets of Concord Milestone Plus, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the information contained in the financial statement schedule of real estate and accumulated depreciation. These financial statements and the financial statement schedule of real estate and accumulated depreciation are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule of real estate and accumulated depreciation based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P. as of December 31, 2001, and 2000, and the results of its operations, changes in partners' capital and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information contained in the financial statement schedule of real estate and accumulated depreciation, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/ Ahearn, Jasco + Company, P.A.

Pompano Beach, Florida
March 1, 2002

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 and 2000

                                                              December 31,          December 31,
                                                                 2001                  2000
                                                             -------------         -------------
Property:
           Building and improvements, at cost                $ 16,068,049          $ 15,911,310
           Less: accumulated depreciation                       7,814,386             7,201,754
                                                              -----------           -----------
           Building and improvements, net                       8,253,663             8,709,556
           Land, at cost                                       10,987,034            10,987,034
                                                              -----------            ----------
           Property, net                                       19,240,697            19,696,590

Cash and cash equivalents                                         705,399               625,426
Accounts receivable                                               206,749               251,756
Restricted cash                                                   230,673               230,189
Debt financing costs, net                                         180,169               211,503
Prepaid expenses and other assets, net                             67,821                66,109
                                                              -----------           -----------
           Total assets                                       $20,631,508           $21,081,573
                                                              ===========           ===========

Liabilities:
Mortgage loans payable                                        $15,912,710           $16,130,734
Accrued interest                                                  111,892               113,424
Deposits                                                           82,498                87,266
Accrued expenses and other liabilities                            194,032               159,147
Accrued expenses payable to affiliates                             42,580                62,754
                                                              -----------           -----------
           Total liabilities                                   16,343,712            16,553,325
                                                              -----------           -----------

Commitments and Contingencies

Partners' capital:
           General partner                                        (79,687)              (77,282)
           Limited partners:
                Class A Interests, 1,518,800                    4,367,483             4,605,530
                Class B Interests, 2,111,072                          -                     -
                                                              -----------           -----------

           Total partners' capital                              4,287,796             4,528,248
                                                              -----------           -----------

           Total liabilities and partners' capital            $20,631,508           $21,081,573
                                                              ===========           ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                December 31,            December 31,          December 31,
                                                    2001                    2000                  1999
                                               -------------           -------------          -------------
Revenues:
Rent                                             $2,655,451              $2,560,747            $2,509,336
Reimbursed expenses                                 458,441                 490,397               460,539
Interest and other income                            32,389                  28,063                16,627
                                                 ----------              ----------            ----------

           Total revenues                         3,146,281               3,079,207             2,986,502
                                                 ----------              ----------            ----------

Expenses:
Interest expense                                  1,325,740               1,346,743             1,358,804
Depreciation and amortization                       650,869                 636,489               630,782
Management and property expenses                  1,094,114                 958,610               856,001
Administrative and management fees
           to related party                         201,061                 198,169               153,905
Professional fees and other expenses                114,949                  73,691                71,317
                                                 ----------              ----------            ----------

           Total expenses                         3,386,733               3,213,702             3,070,809
                                                 ----------              ----------            ----------

           Net loss                              $ (240,452)              $(134,495)            $ (84,307)
                                                 ==========              ==========            ==========

Net loss attributable to:
           Limited partners                       $(238,047)              $(133,150)             $(83,464)
           General partner                           (2,405)                 (1,345)                 (843)
                                                 ----------              ----------            ----------

Net loss                                          $(240,452)              $(134,495)             $(84,307)
                                                 ==========              ==========            ==========

Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic and diluted           $(15.83)                 $ (8.86)           $    (5.55)
                                                 ==========              ==========            ==========

Weighted average number of 100
Class A interests outstanding                       15,188                  15,188                 15,188
                                                 ==========              ==========            ==========


                 See Accompanying Notes to Financial Statements

                                           CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, and 1999

                                                       General          Class A        Class B
                                       Total           Partner         Interests      Interests
                                     ----------       ---------       ----------      ---------
PARTNERS' CAPITAL (DEFICIT)
           January 1, 1999           $4,867,054       $(73,894)       $4,940,948              -
                                     ----------       ---------       ----------      ---------

Distributions                          (120,004)        (1,200)         (118,804)
Net Loss                                (84,307)          (843)          (83,464)             -
                                     ----------       ---------       ----------      ---------

PARTNERS' CAPITAL (DEFICIT)
           December 31, 1999          4,662,743        (75,937)        4,738,680              -
                                     ----------       ---------       ----------      ---------

Net Loss                               (134,495)        (1,345)         (133,150)             -
                                     ----------       ---------       ----------      ---------

PARTNERS' CAPITAL (DEFICIT)
           December 31, 2000          4,528,248        (77,282)        4,605,530              -
                                     ----------       ---------       ----------      ---------

Net Loss                               (240,452)        (2,405)         (238,047)             -
                                     ----------       ---------       ----------      ---------

PARTNERS' CAPITAL (DEFICIT)
           December 31, 2001         $4,287,796       $(79,687)       $4,367,483              -
                                     ==========       =========       ==========      ---------







                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                                                              December 31,      December 31,      December 31,
                                                                                  2001               2000              1999
                                                                              ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(240,452)        $(134,495)         $(84,307)
Adjustments to reconcile net loss to net
           cash provided by operating activities:
           Depreciation and amortization                                          650,189           636,489           630,782
           Change in operating assets and liabilities:
           Decrease (increase) in accounts receivable                              45,007           (41,857)           14,373
           Increase in prepaid expenses and other assets, net                      (7,935)           (7,749)           (3,715)
           Decrease in accrued interest                                            (1,532)           (1,385)           (1,301)
           Increase (decrease) in accrued expenses, deposits, and other            30,117           (19,530)          (33,803)
           Increase (decrease) in accrued expenses payable to affiliates          (20,174)           10,755             6,358
                                                                                ---------         ----------         --------

Net cash provided by operating activities                                         455,220           442,228            528,387
                                                                                ---------         ----------         --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
           Property improvements                                                 (156,740)         (166,603)         (114,259)
                                                                                ---------         ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Decrease (increase) in restricted cash                                    (483)          (14,789)           16,530
           Principal repayments on mortgage loans payable                        (218,024)         (197,147)         (185,173)
           Cash distributions to partners                                           -                -               (120,004)
                                                                                ---------         ----------         --------

Net cash used in financing activities                                            (218,507)         (211,936)         (288,647)
                                                                                ---------         ----------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          79,973            63,689           125,481

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    625,426           561,737           436,256
                                                                                ---------         ----------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  705,399        $  625,426          $561,737
                                                                               ==========        ==========           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                       $1,327,272        $1,348,128        $1,360,105
                                                                               ----------         =========         =========




                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

PROPERTY

Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements and other depreciable assets are carried at cost, and depreciated on a straight-line basis using an estimated useful life of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the lease. Total depreciation expense was $612,632, $596,210, $593,225, in 2001, 2000, and 1999, respectively.

The Partnership's individually reviews each of their properties for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when estimated amounts recoverable through future cash flows from operations on an un-discounted basis is less than the property's carrying value. If a property is determined to be impaired, it is written down to its estimated fair value to the extent that the carrying amount exceeds the fair value of the property. No write downs for impairment of property investments were recorded in 2001, 2000, and 1999.

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

INCOME TAXES

The Partnership makes no provision for income taxes because all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership's net assets and liabilities are $3,197,863 and $3,090,677 higher than the amounts reported for financial statement purposes at December 31, 2001 and 2000, respectively, due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes and the write-down of property during 1993 and 1994 for financial reporting purposes.

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

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

A statement of comprehensive income (loss) has not been included per SFAS No. 130, "Reporting Comprehensive Income", as the Partnership has no items of other comprehensive income (loss)

STATEMENT OF DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Partnership's operations are within one reportable segment.

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

RECLASSIFICATIONS

Certain reclassifications were made to the accompanying 1999 and 2000 financial statements to conform with the 2001 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain hedging Activities, an Amendment of FASB No. 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. These pronouncements are effective for all fiscal quarters of fiscal years beginning after June 30, 2000. The Partnership adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. Adoption of these SFAS did not have any material impact on reported earnings, comprehensive income, or financial position, as the Partnership's derivative instruments embedded in certain leases are insignificant, and the Partnership does not use any hedging activities.

      In July 2001, the Financial Accounting Standards Board (FASB") issued Statement of Financial Accounting Standards (SFAS") No. 141, Business Combinations, SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combination in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 in July 2001 did not have an impact on our financial position, results of operations or cash flows.

       In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Asset s. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets upon their acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. We do not believe that the adoption of SFAS No. 142 will have a material impact on our financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operation or cash flows.

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

Minimum base rental income under non-cancelable tenant lease agreements, having lease terms expiring from one to eight years, at December 31, 2001 are as follows:

       Year Ended
        December 31                        Amount
       ------------                      ----------
             2002                        $2,273,318
             2003                         1,738,404
             2004                         1,307,090
             2005                         1,098,923
             2006                           588,220
        Thereafter                          383,398
                                          ---------
            Total                        $7,389,353
                                          =========

The above table does not include contingent rental amounts. The total contingent rentals received in 2001, 2000, and 1999, were $181,002, $148,585, and $142,847, respectively. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant's gross receipts above fixed minimum amounts and for reimbursement of all or a portion of the tenant's pro rata share of real estate taxes, insurance and common area maintenance expenses. There was no tenant in 2001, 2000, and 1999 whose rents exceed 10% of the Partnership's total revenue.

5.   RELATED PARTY TRANSACTIONS

The Partnership pays fees for customary property management services ("Management Fees") equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. Management Fees incurred for the years ended December 31, 2001, 2000, and 1999, were $132,561, $129,660, and $128,904, respectively. Management Fees are payable to Milestone Property Management, Inc., a Delaware corporation and affiliate of the General Partner ("MPMI").

The Partnership accrued and paid $68,500 to MPI for administrative services for the years ended December 31, 2001. As of December 31, 2000 and 1999, the Partnership accrued $62,754 and $51,991, respectively, payable to Milestone Properties, Inc. ("MPI"), an affiliate of the General Partner for administrative and management fees.

6.   MORTGAGE LOANS PAYABLE

As of September 30, 1997, the Partnership closed three fixed rate first mortgage loans (the "Mortgage Loans") in the amounts of $2,865,000, $8,445,000 and $5,400,000. All three Mortgage Loans are secured by cross-collateralized first mortgages on the Partnership's shopping centers.

The Mortgage Loans and related terms at December 31, 2001 are summarized as follows:

                                 PRINCIPAL                       MONTHLY
                                 BALANCE AT                    PAYMENTS OF
                                  DECEMBER         INTEREST     PRINCIPAL
       PROPERTY/LOCATION          31, 2001          RATE %     AND INTEREST
       -----------------         -----------        ------     ------------
       Searcy, AR                $2,748,649         8.125         $21,640
       Valencia, CA               7,977,640         8.125          65,881
       Green Valley, AZ           5,186,421         8.250          41,252
                                 ----------         -----        --------

       Total                    $15,912,710                      $128,773
                                 ==========                      ========


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

The scheduled principal payments of the Mortgage Loans at December 31, 2001 are as follows:

       Year Ending
       December 31                                  Amount
       -----------                               -----------
            2002                                    $236,758
            2003                                     257,101
            2004                                     275,482
            2005                                     302,865
            2006                                     328,891
       Thereafter                                 14,511,613
                                                 -----------
           Total                                 $15,912,710
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

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair values were determined by the Partnership using available market information and valuation methodologies considered appropriate by management. However, considerable judgement is necessary to interpret and apply market data to develop specific fair value estimates for given financial instruments, and the use of different market assumptions and/or estimation methodologies could have a material effect on reported fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the Partnership's financial instruments.

Cash and cash equivalents, accounts receivable and accrued expenses and other liabilities are reflected in the balance sheets at cost, which is considered by management to reasonably approximate fair value due to their short term nature.

The Partnership estimates the fair value of its long term fixed rate Mortgage Loans generally using discounted cash flow analysis based on current rates for similar types of debt. At December 31, 2001, the fair value of the Mortgage Loans was estimated to be $18,708,846 compared to a carrying value amount of $15,912,710. The fair value estimates presented herein are based on information available as of December 31, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive re-evaluation of all of the Properties has not been performed for purposes of these financial statement disclosures.


8.   COMMITMENTS AND CONTINGENCIES

During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership retained a large regional real estate brokerage firm to help market the space. Such brokerage firm was replaced in 2000 by another large regional brokerage firm. Each of the brokerage firms have shown the space to several qualified prospective tenants. No replacement tenant has yet been identified. The plan to build a Safeway Supermarket in the year 2002 near the Green Valley Mall will also have an adverse effect on leasing the Abco space. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Abco space. To date the vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the continued Abco space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates. The Partnership will incur expenses in releasing the Abco space and cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the vacancy in this unoccupied anchor tenant space.

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

From time to time, the Partnership is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Partnership. At December 31, 2001, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Partnership.

                                          CONCORD MILESTONE PLUS, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001

                                                                                            Costs
                                                                                          Capitalized
                                                                                           Subsequent
                                                             Initial Cost                 to Acquisition
                                                         -------------------------   --------------------------
                                                                      Building &     Building &
    Description and Location             Encumbrances       Land      Improvements   Improvements       Land
-------------------------------         -------------    ---------    ------------   ------------       ----
Town & Country Plaza                    $2,748,649        $430,000     $3,620,000      $455,340        $430,000
Searcy, AR

Old Orchard Shopping Center              7,977,640       6,500,000      5,075,000     1,369,256       6,500,000
Valencia, CA

Green Valley Mall                        5,186,421       5,100,000      4,587,000     1,566,818       4,057,034
                                         ---------     -----------     ----------    ----------      ----------
Green Valley, AZ

                                       $15,912,710     $12,030,000    $13,282,000    $3,391,414     $10,987,034
                                        ==========      ==========     ==========     =========      ==========




                                                              Gross Amount at
                                                     which Carried at Close of Period
                                          -------------------------------------------------------
                                          Building &                 Accumulated          Dated    Depreciation
    Description and Location              Improvements       Total   Depreciation        Acquired      Life
-------------------------------           ------------    ---------- ------------       ---------- ------------
Town & Country Plaza                       $4,213,387     $4,643,387  $1,937,220        08/20/87    31.5 years
Searcy, AR

Old Orchard Shopping Center                 6,593,062     13,093,062   3,078,830        01/22/88    31.5 years
Valencia, CA

Green Valley Mall                           5,261,600      9,318,634   2,798,336        04/15/88    31.5 years
                                           ----------     ----------   ---------
Green Valley, AZ

                                          $16,068,049    $27,055,083  $7,814,386
                                           ==========     ==========   =========




                                                                   2001              2000            1999
(A) Reconciliation of investment properties owned:
        Beginning balance                                        $26,898,343       $26,731,741      $26,617,482
        Property acquisitions/improvements                           156,740           166,602          114,259
        Write-down of property                                             0                 0                0
                                                            ----------------  ---------------- ----------------

        Balance at end of period                                 $27,055,083       $26,898,343      $26,731,741
                                                                  ==========        ==========       ==========

(B) Reconciliation of accumulated depreciation:
        Beginning balance                                         $7,201,754        $6,605,544       $6,017,284
        Depreciation expense                                         612,632           596,210          588,260
                                                                 -----------       -----------      -----------

        Balance at end of period                                  $7,814,386        $7,201,754       $6,605,544
                                                                   =========         =========        =========