Form 10-Q
period 2002-03-31
CONCORD MILESTONE PLUS L P
filed 2002-05-13
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q
(mark one)

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    --------

                        Commission file number 000-16757
                                               ---------


                          CONCORD MILESTONE PLUS, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                52-1494615
--------------------------------------     -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     150 EAST PALMETTO PARK ROAD
               4TH FLOOR
         BOCA RATON, FLORIDA                               33432
-----------------------------------        -----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (561) 394-9260
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code


Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
--------------------------------------------------------------------------------

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

                                 BALANCE SHEETS

                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001


Assets:                                                March 31, 2002      December 31,2001
                                                       --------------      ----------------
Property:
    Building and improvements, at cost                   $16,068,049         $16,068,049
    Less: accumulated depreciation                         7,966,573           7,814,386
                                                         -----------         -----------
    Building and improvements, net                         8,101,476           8,253,663
    Land, at cost                                         10,987,034          10,987,034
                                                         -----------         -----------
    Property, net                                         19,088,510          19,240,697

Cash and cash equivalents                                    810,644             705,399
Accounts receivable                                          215,600             206,749
Restricted cash                                              255,018             230,673
Debt financing costs, net                                    172,337             180,169
Prepaid expenses and other assets, net                        44,023              67,821
                                                         -----------         -----------
    Total assets                                         $20,586,132         $20,631,508
                                                         ===========         ===========

Liabilities:
Mortgage loans payable                                   $15,850,905         $15,912,710
Accrued interest                                             111,458             111,892
Deposits                                                      85,895              82,498
Accrued expenses and other liabilities                       214,396             194,032
Accrued expenses payable to affiliates                        39,761              42,580
                                                         -----------         -----------
    Total liabilities                                     16,302,415          16,343,712
                                                         -----------         -----------

Commitments and Contingencies

Partners' capital:
    General partner                                          (79,728)            (79,687)
    Limited partners:
        Class A Interests, 1,518,800                       4,363,445           4,367,483
        Class B Interests, 2,111,072                               -                   -
                                                         -----------         -----------
    Total partners' capital                                4,283,717           4,287,796
                                                         -----------         -----------

    Total liabilities and partners' capital              $20,586,132         $20,631,508
                                                         ===========         ===========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                            March 31, 2002      March 31, 2001
                                                            --------------      --------------
Revenues:
Rent                                                            $672,901           $661,642
Reimbursed expenses                                              121,868            100,040
Interest and other income                                          7,476             11,930
                                                               ---------          ---------

    Total revenues                                               802,245            773,612
                                                               ---------          ---------

Expenses:
Interest expense                                                 324,079            328,589
Depreciation and amortization                                    161,577            160,341
Management and property expenses                                 249,514            235,535
Administrative and management fees to related party               51,028             49,929
Professional fees and administrative expenses                     20,126             17,297
                                                               ---------          ---------

    Total expenses                                               806,324            791,691
                                                               ---------          ---------

Net loss                                                         $(4,079)          $(18,079)
                                                               =========          =========

Net loss attributable to:

    Limited partners                                             $(4,038)          $(17,898)
    General partner                                                  (41)              (181)
                                                               ---------          ---------

Net loss                                                         $(4,079)          $(18,079)
                                                               =========          =========
Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                           $ (0.27)          $  (1.19)
                                                               =========          =========
Weighted average number of 100
Class A interests outstanding                                    $15,188             15,188
                                                               =========          =========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002



                                                              General          Class A             Class B
                                           Total              Partner         Interests           Interests
                                           -----              -------         ---------           ---------
PARTNERS' CAPITAL (DEFICIT)
      January 1, 2002                    $4,287,796          $(79,687)       $4,367,483                $0


Net Loss                                     (4,079)              (41)           (4,038)                0
                                          --------          ---------         ---------                 -

PARTNERS' CAPITAL (DEFICIT)
      March 31, 2002                     $4,283,717         $ (79,728)       $4,363,445                $0
                                          =========          ========         =========                 =

























                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                     March 31, 2002      March 31, 2001
                                                                                     --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $(4,079)             $(18,079)
Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                                                       161,577               160,341
    Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                           (8,851)               18,296
    Decrease in prepaid expenses and other assets, net                                   22,240                17,935
    Decrease in accrued interest                                                           (434)                 (403)
    Increase (decrease) in accrued expenses, deposits,
        and other liabilities                                                            23,761                (1,732)
    (Decrease) increase in accrued expenses payable to affiliates                        (2,819)               16,908
                                                                                      ---------             ---------
Net cash provided by operating activities                                               191,395               193,266
                                                                                      ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                                     0                     0
                                                                                      ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in restricted cash                                                         (24,345)              (34,639)
    Principal repayments on mortgage loans payable                                      (61,805)              (57,328)
                                                                                      ---------             ---------
Net cash used in financing activities                                                   (86,150)              (91,967)
                                                                                      ---------             ---------

NET INCREASE
    CASH AND CASH EQUIVALENTS                                                           105,245               101,299

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                                 705,399               625,426
                                                                                      ---------             ---------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                                      $810,644              $726,725
                                                                                      =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                                               $324,513              $328,992
                                                                                      =========             =========

                 See Accompanying Notes to Financial Statements

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of
Concord Milestone Plus, L.P.


We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of March 31, 2002, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month periods ended March 31, 2002 and March 31, 2001. These financial statements are the responsibility of the management of the Partnership.

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

May 7, 2002

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended March 31, 2002 and 2001 are unaudited. The financial statements for the periods ended March 31, 2002 and 2001 have been reviewed by an independent public accountant pursuant to Rule 10-01(d) of Regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2001 has been reclassified to conform to the 2002 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    This Form 10-Q and the documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership's (as defined below) industry, management beliefs, and certain assumptions made by the Partnership's management and involve known and unknown risks, uncertainties and other factors. Such factors include the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

    The Partnership recognized net a loss of $4,079 for the three months ended March 31, 2002 as compared to a net loss of $18,079 for the same period in 2001.The change is primarily due to the following factors:

    (i) An increase in revenue of $28,633 or 3.70% to $802,245 for three months ended March 31, 2002 as compared to $773,612 for three months ended March 31, 2001. This increase is due to the following a) a decrease in vacancies and an increase in base rent at the Valencia and Searcy Properties; and b) an increase in accrued common area and taxes reimbursed expense revenues.

    (ii) An increase in management and property expenses of $13,979 or 5.93% to $249,514 for the three months ended March 31, 2002 as compared to $235,535 for the three months ended March 31, 2001. This increase is primarily due to the repair and maintenance expenses that were incurred for the properties in the first quarter of 2002 that were not incurred during the corresponding period in 2001. The timing of these expenses varies from year to year.

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

    During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership retained a large regional real estate brokerage firm to help market the space. Such brokerage firm was replaced in 2000 by another large regional brokerage firm. Each of the brokerage firms have shown the space to several qualified prospective tenants. No replacement tenant has yet been identified. The plan to build a Safeway Supermarket in the year 2002 near the Green Valley Mall will have an adverse effect on leasing the Abco space. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Abco space. To date, the vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the continued Abco space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates. The Partnership cannot predict how soon such space will be leased and the terms of such new lease. As the Partnership does not presently have any firm tenant leads. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the vacancy in this unoccupied anchor tenant space. These funds are available to offset cash costs of closing a new tenant.

    The Partnership has made distributions to its partners in the past. Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property. Additionally, several capital projects were undertaken and completed at the Properties. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

    Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

    The cash on hand at March 31, 2002 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) other general Partnership purposes.

    Net cash provided by operating activities of $191,395 for the three months ended March 31, 2002 included (i) a net loss of $4,079, (ii) non-cash adjustments of $161,577 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $33,897.

    Net cash provided by operating activities of $193,266 for the three months ended March 31, 2001 included (i) a net loss of $18,079, (ii) non-cash adjustments of $160,341 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $51,004.

    Net cash used in financing activities of $86,150 for the three months ended March 31, 2002 include (i) principal repayments on mortgage loans payable of $61,805 and (ii) an increase in restricted cash of $24,345.

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



DATE:                                            CONCORD MILESTONE PLUS, L.P.
       --------------------                      ----------------------------
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



DATE:                                           CONCORD MILESTONE PLUS, L.P.
       ---------------------------              ----------------------------
                                                        (Registrant)



                                           BY:     CM PLUS CORPORATION
                                                   -------------------------
                                                   General Partner





                                           By:
                                                   -------------------------
                                                   Robert Mandor
                                                   Director and Vice President



                                           By:
                                                   -------------------------
                                                   Patrick Kirse
                                                   Treasurer and Controller