Form 10-Q
period 2002-06-30
CONCORD MILESTONE PLUS L P
filed 2002-08-13
CIK 808460

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q
(mark one)

 X                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2002

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
----                 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                        Commission file number 000-16757
                                               ---------


                          CONCORD MILESTONE PLUS, L.P.
                 --------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                 52-1494615
  -------------------------------           -----------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

150 EAST PALMETTO PARK ROAD
               4TH FLOOR
       BOCA RATON, FLORIDA                                  33432
-----------------------------------                     ------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (561) 394-9260
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code

      ------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---

PART I _ FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

Assets:                                                                        June 30, 2002       December 31, 2001
                                                                               -------------       -----------------
Property:
    Building and improvements, at cost                                          $16,176,860               $16,068,049
    Less: accumulated depreciation                                                8,121,339                 7,814,386
                                                                                -----------                ----------
    Building and improvements, net                                                8,055,521                 8,253,663
    Land, at cost                                                                10,987,034                10,987,034
                                                                                -----------                ----------
    Property, net                                                                19,042,555                19,240,697

Cash and cash equivalents                                                           978,837                   705,399
Accounts receivable                                                                 209,272                   206,749
Restricted cash                                                                     231,893                   230,673
Debt financing costs, net                                                           164,502                   180,169
Prepaid expenses and other assets, net                                               20,226                    67,821
                                                                                -----------               -----------
    Total assets                                                                $20,647,285               $20,631,508
                                                                                ===========               ============
Liabilities:
Mortgage loans payable                                                          $15,794,977               $15,912,710
Accrued interest                                                                    107,482                   111,892
Deposits                                                                             86,205                    82,498
Accrued expenses and other liabilities                                              226,173                   194,032
Accrued expenses payable to affiliates                                               45,568                    42,580
                                                                                -----------               -----------
    Total liabilities                                                            16,260,405                16,343,712
                                                                                -----------               -----------

Commitments and Contingencies

Partners' capital:
    General partner                                                                 (78,696)                  (79,687)
    Limited partners:
        Class A Interests, 1,518,800                                              4,465,576                 4,367,483
        Class B Interests, 2,111,072                                                      -                         -
                                                                                -----------               -----------
    Total partners' capital                                                       4,386,880                 4,287,796
                                                                                -----------               -----------


    Total liabilities and partners' capital                                     $20,647,285               $20,631,508
                                                                                ===========               ===========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


Revenues:
                                                        June 30, 2002               June 30, 2001
                                                        -------------               -------------
Rent                                                        $665,690                  $683,122
Reimbursed expenses                                          146,534                   139,009
Bad debts recovered                                          116,328                    -
Interest and other income                                      8,692                     5,665
                                                            --------                  ---------

    Total revenues                                           937,244                   827,796
                                                            --------                  --------

Expenses:
Interest expense                                             326,416                   331,067
Depreciation and amortization                                164,155                   163,945
Management and property expenses                             265,906                   284,537
Administrative and management fees to affiliates              55,529                    51,336
Professional fees and administrative expenses                 22,075                    39,076
                                                             -------                  --------

    Total expenses                                           834,081                   869,961
                                                             -------                  --------

Net income (loss)                                           $103,163                  $(42,165)
                                                            ========                  =========

Net income (loss) attributable to:

    Limited partners                                        $102,131                  $(41,744)
    General partner                                            1,032                      (421)
                                                            --------                  --------

Net income (loss)                                           $103,163                  $(42,165)
                                                            ========                  ========

Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                     $    6.79                 $   (2.78)
                                                           =========                 =========

Weighted average number of 100
Class A interests outstanding                                 15,188                    15,188
                                                           =========                 =========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


Revenues:                                                   June 30, 2002              June 30, 2001
                                                            -------------              -------------
Rent                                                         $1,338,591                 $1,344,764
Reimbursed expenses                                             268,402                    239,049
Bad debts recovered                                             116,328                     -
Interest and other income                                        16,168                     17,595
                                                             -----------                 ---------

    Total revenues                                             1,739,489                 1,601,408
                                                             -----------                 ---------

Expenses:
Interest expense                                                 650,495                   659,656
Depreciation and amortization                                    325,732                   324,286
Management and property expenses                                 515,420                   520,072
Administrative and management fees to affiliates                 106,557                   101,265
Professional fees and administrative expenses                     42,201                    56,373
                                                             -----------                 ---------

    Total expenses                                             1,640,405                 1,661,652
                                                             -----------                 ---------

Net income (loss)                                                $99,084                  $(60,244)
                                                                 =======                  ========

Net income (loss) attributable to:

    Limited partners                                             $98,093                  $(59,642)
    General partner                                                  991                      (602)
                                                                 -------                 ---------

Net income (loss)                                                $99,084                  $(60,244)
                                                                 =======                  ========

Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                           $  6.52                  $  (3.97)
                                                                 =======                  ========

Weighted average number of 100
Class A interests outstanding                                     15,188                    15,188
                                                                 =======                    ======



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002



                                                                           General          Class A          Class B
                                                        Total              Partner         Interests        Interests
                                                        -----              -------         ---------        ---------
PARTNERS' CAPITAL (DEFICIT)
      January 1, 2002                                 $4,287,796          $(79,687)       $4,367,483                $0

Net Income                                                99,084               991            98,093                 0
                                                       ---------          ---------       ----------                 -
PARTNERS' CAPITAL (DEFICIT)
      June 30, 2002                                   $4,386,880         $ (78,696)       $4,465,576                $0
                                                       =========          ========         =========                 =





                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                       June 30, 2002     June 30, 2001
                                                                                       -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                       $99,084              $(60,244)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                                       325,732               323,606
    Change in operating assets and liabilities:
    Increase in accounts receivable                                                      (2,523)              (54,600)
    Decrease in prepaid expenses and other assets, net                                   44,483                36,548
    Decrease in accrued interest                                                         (4,410)               (4,401)
    Increase in accrued expenses, deposits,
        and other liabilities                                                            35,848                26,008
    Increase (decrease) in accrued expenses payable to affiliates                         2,988               (24,101)
                                                                                       --------               -------
Net cash provided by operating activities                                               501,202               242,816
                                                                                       --------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                              (108,811)             (138,285)
                                                                                       --------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in restricted cash                                                          (1,220)              (17,629)
    Principal repayments on mortgage loans payable                                     (117,733)             (108,586)
                                                                                      ---------              ---------
Net cash used in financing activities                                                  (118,953)             (126,215)
                                                                                      ---------              ---------

NET INCREASE (DECREASE)
    CASH AND CASH EQUIVALENTS                                                           273,438               (21,684)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                                 705,399               625,426
                                                                                       --------              --------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                                      $978,837              $603,742
                                                                                       ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                                               $654,905              $664,057
                                                                                       ========              ========


                 See Accompanying Notes to Financial Statements

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors of
Concord Milestone Plus, L.P.


We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of June 30, 2002, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month and six month periods ended June 30, 2002 and June 30, 2001. These financial statements are the responsibility of the management of the Partnership.

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

August 7, 2002

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended June 30, 2002 and 2001 are unaudited. The financial statements for the periods ended June 30, 2002 and 2001 have been reviewed by an independent public accountant pursuant to Rule 10-01(d) of Regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2001 has been reclassified to conform to the 2002 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL
-------

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED
--------------------------------------------------------------------
JUNE 30, 2001
-------------

     The Partnership recognized a net income of $103,163 for the three months ended June 30, 2002 as compared to a net loss of $42,165 for the same period in 2001. The change is primarily due to the following factors:

     (i) An increase in revenue of $109,448 or 13.22% to $937,244 for three months ended June 30, 2002 as compared to $827,796 for three months ended June 30, 2001. The net increase is due to the following: a) as a result of the recovery of rent from a tenant bankruptcy settlement, which was recorded as income in this period, even though the rent was charged to the tenant from June 2000 to July 2001 but the income was never recognized due to the poor financial condition of the tenant; b) an increase in accrued common area and taxes reimbursed expense and c) a decrease in base rent due to the increase in vacancy in Green Valley.

    (ii) A decrease in management and property expenses of $18,631 or 6.54% to $265,906 for the three months ended June 30, 2002 as compared to $284,537 for the three months ended June 30, 2001. This decrease is primarily due to a bad debt expense recorded in 2001 that was not incurred in 2002; and

    (iii) A decrease in professional fees and other expenses of $17,001 or 43.50% to $22,075 for the three months ended June 30, 2002 as compared to $39,076 for the three months ended June 30 2001. This decrease is primarily due to expenses that were incurred in 2001 that were not incurred in 2002. The timing of these expenses varies from year to year.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001
------------------------------------------------------------------------------

     The Partnership recognized net income of $99,084 for the six months ended June 30, 2002 as compared to a net loss of $60,244 for the same period in 2001.The change is primarily due to the following factors:

    (i) An increase in revenue of $138,081 or 8.62% to $1,739,489 for six months ended June 30, 2002 as compared to $1,601,408 for three months ended June 30, 2001. The net increase is due to the following: a) as a result of the recovery of rent from a tenant bankruptcy settlement, which was recorded as income in this period, even though the rent was charged to the tenant from June 2000 to July 2001 but the income was never recognized due to the poor financial condition of the tenant; b) an increase in accrued common area and taxes reimbursed expense.

    (ii) A decrease in professional fees and other expenses of $14,172 or 25.13% to $42,201 for the six months ended June 30, 2002 as compared to $56,373 for the six months ended June 30, 2001. This decrease is primarily due to the expenses that were incurred in 2001 that were not incurred in 2002. The timing of these expenses varies from year to year.

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

    During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership retained a large regional real estate brokerage firm to help market the space. Such brokerage firm was replaced in 2000 by another large regional brokerage firm. Each of the brokerage firms have shown the space to several qualified prospective tenants. No replacement tenant has yet been identified. The building of a Safeway Supermarket in the year 2002 near the Green Valley Mall will have an adverse effect on leasing the Abco space. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Abco space. To date, the vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the continued Abco space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates. The Partnership cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the vacancy in this unoccupied anchor tenant space. These funds are available to offset cash costs of closing a new tenant.

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

    The cash on hand at June 30, 2002 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) other general Partnership purposes.

    Net cash provided by operating activities of $501,202 for the six months ended June 30, 2002 included (i) a net income of $99,084, (ii) non-cash adjustments of $325,732 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $76,386.

    Net cash provided by operating activities of $242,816 for the six months ended June 30, 2001 included (i) a net loss of $60,244, (ii) non-cash adjustments of $323,606 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $20,546.

    Net cash used in investing activities of $108,811 for the six months ended June 30, 2002 was for capital expenditures for property improvements.

    Net cash used in investing activities of $138,285 for the six months ended June 30, 2001 was for capital expenditures for property improvements.

    Net cash used in financing activities of $118,953 for the six months ended June 30, 2002 include (i) principal repayments on mortgage loans payable of $117,733 and (ii) an increase in restricted cash of $1,220.

    Net cash used in financing activities of $126,215 for the six months ended June 30, 2001 include (i) principal repayments on mortgage loans payable of $108,586 and (ii) an increase in restricted cash of $17,629.

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

   99-1 Certifications by the Chief Executive Officer, pursuant to the Sarbanes - Oxley Act of 2002.

   99-2 Certifications by the Chief Financial Officer, pursuant to the Sarbanes - Oxley Act of 2002.

(B) REPORTS:

    No reports on form 8-K were filed during the quarter covered by this Report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:     August 12, 2002                   CONCORD MILESTONE PLUS, L.P.
          ---------------                   ----------------------------
                                                     (Registrant)



                                             BY:     CM PLUS CORPORATION
                                                     -------------------
                                                     General Partner



                                              By:    /S/ Robert Mandor
                                                     -----------------
                                                     Robert Mandor
                                                     Director and Vice President



                                              By:    /S/ Patrick Kirse
                                                     -----------------
                                                     Patrick Kirse
                                                     Treasurer and Controller