Form 10-Q
period 2002-09-30
CONCORD MILESTONE PLUS L P
filed 2002-11-14
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q
(mark one)


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2002


                                       OR


[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from         to
                                                       --------    -------


                        Commission file number 000-16757
                                               ---------



                          CONCORD MILESTONE PLUS, L.P.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



               Delaware                                 52-1494615
--------------------------------------      ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)



      200 CONGRESS PARK DRIVE
             SUITE 103
        DELRAY BEACH, FLORIDA                                  33445
---------------------------------------                    ------------
(Address of Principal Executive Offices)                    (Zip Code)



                                 (561) 394-9260
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code



        150 East Palmetto Park Road, Suite 400, Boca Raton, Florida 33432
       ------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

Yes [X]   No [ ]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

              SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                                                    September 30,   December 31,
                                                         2002           2001
                                                    -------------   ------------
Assets:
Property:
    Building and improvements, at cost              $16,224,839     $16,068,049
    Less: accumulated depreciation                    8,278,976       7,814,386
                                                    -----------     -----------
    Building and improvements, net                    7,945,863       8,253,663
    Land, at cost                                    10,987,034      10,987,034
                                                    -----------     -----------
    Property, net                                    18,932,897      19,240,697

Cash and cash equivalents                               979,758         705,399
Accounts receivable                                     143,399         206,749
Restricted cash                                         321,679         230,673
Debt financing costs, net                               156,669         180,169
Prepaid expenses and other assets, net                  110,399          67,821
                                                    -----------     -----------
    Total assets                                    $20,644,801     $20,631,508
                                                    ===========     ===========

Liabilities:
Mortgage loans payable                              $15,737,845     $15,912,710
Accrued interest                                        107,094         111,892
Deposits                                                 84,682          82,498
Accrued expenses and other liabilities                  291,928         194,032
Accrued expenses payable to affiliates                   61,507          42,580
                                                    -----------     -----------
    Total liabilities                                16,283,056      16,343,712
                                                    -----------     -----------

Commitments and Contingencies

Partners' capital:
    General partner                                     (78,948)        (79,687)
    Limited partners:
        Class A Interests, 1,518,800                  4,440,693       4,367,483
        Class B Interests, 2,111,072                          -               -
                                                    -----------     -----------
    Total partners' capital                           4,361,745       4,287,796
                                                    -----------     -----------

    Total liabilities and partners' capital         $20,644,801     $20,631,508
                                                    ===========     ===========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                    September 30,  September 30,
                                                         2002            2001
                                                    -------------  -------------
Revenues:
Rent                                                  $638,288         $653,137
Reimbursed expenses                                    144,513          109,360
Interest and other income                               54,077            9,240
                                                      --------         --------

    Total revenues                                     836,878          771,737
                                                      --------         --------

Expenses:
Interest expense                                       328,798          333,601
Depreciation and amortization                          167,027          165,167
Management and property expenses                       295,542          245,471
Administrative and management fees to affiliates        52,714           49,688
Professional fees and administrative expenses           17,932           21,801
                                                      --------         --------

    Total expenses                                     862,013          815,728
                                                      --------         --------

Net loss                                              $(25,135)        $(43,991)
                                                      ========         ========

Net loss attributable to:

    Limited partners                                  $(24,883)        $(43,551)
    General partner                                       (252)            (440)
                                                      --------         --------

Net loss                                              $(25,135)        $(43,991)
                                                      ========         ========
Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                $  (1.65)        $  (2.90)
                                                      ========         ========
Weighted average number of 100
Class A interests outstanding                           15,188           15,188
                                                      ========         ========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                    September 30,  September 30,
                                                         2002           2001
                                                    -------------  -------------
Revenues:
Rent                                                 $1,976,879     $1,997,901
Reimbursed expenses                                     412,915        348,409
Bad debts recovered                                     116,328         -
Interest and other income                                70,245         26,835
                                                     ----------     ----------

    Total revenues                                    2,576,367      2,373,145
                                                     ----------     ----------

Expenses:
Interest expense                                        979,293        993,257
Depreciation and amortization                           492,759        489,453
Management and property expenses                        810,962        765,543
Administrative and management fees to affiliates        159,271        150,953
Professional fees and administrative expenses            60,133         78,174
                                                     ----------     ----------

    Total expenses                                    2,502,418      2,477,380
                                                     ----------     ----------

Net income (loss)                                       $73,949     $ (104,235)
                                                     ==========     ==========

Net income (loss) attributable to:

    Limited partners                                 $   73,210     $ (103,193)
    General partner                                         739         (1,042)
                                                     ----------     ----------

Net income (loss)                                    $   73,949     $ (104,235)
                                                     ==========     ==========

Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted               $     4.87     $    (6.86)
                                                     ==========     ==========

Weighted average number of 100
Class A interests outstanding                            15,188         15,188
                                                     ==========     ==========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002



                                                General     Class A    Class B
                                   Total        Partner    Interests  Interests
                                   -----        -------    ---------  ---------

PARTNERS' CAPITAL (DEFICIT)
      January 1, 2002            $4,287,796    $(79,687)  $4,367,483          $0

Net Income                           73,949         739       73,210           0
                                 ----------   ---------   ----------          --

PARTNERS' CAPITAL (DEFICIT)
      September 30, 2002         $4,361,745   $ (78,948)  $4,440,693          $0
                                 ==========   =========   ==========          ==




                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                        September 30,        September 30,
                                                                            2002                  2001
                                                                        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $  73,949            $(104,235)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                           492,759              489,453
    Change in operating assets and liabilities:
    Decrease in accounts receivable                                          63,350               23,652
    Increase in prepaid expenses and other assets, net                      (47,247)             (30,177)
    Decrease in accrued interest                                             (4,798)              (4,753)
    Increase in accrued expenses, deposits,
        and other liabilities                                               100,080               96,838
    Increase (decrease) in accrued expenses payable to affiliates            18,927              (14,575)
                                                                          ---------            ---------
Net cash provided by operating activities                                   697,021              456,203
                                                                          ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                  (156,790)            (150,496)
                                                                          ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in restricted cash                                             (91,006)             (91,370)
    Principal repayments on mortgage loans payable                         (174,865)            (160,949)
                                                                          ---------            ---------
Net cash used in financing activities                                      (265,871)            (252,319)
                                                                          ---------            ---------

NET INCREASE
    CASH AND CASH EQUIVALENTS                                               274,359               53,388

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                     705,399              625,426
                                                                          ---------            ---------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                         $ 979,758            $ 678,814
                                                                          =========            =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                                  $ 984,091            $ 998,010
                                                                          =========            =========


                 See Accompanying Notes to Financial Statements

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors of
Concord Milestone Plus, L.P.


We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of September 30, 2002, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month and nine month periods ended September 30, 2002 and September 30, 2001. These financial statements are the responsibility of the management of the Partnership.

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

November 8, 2002

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended September 30, 2002 and 2001 are unaudited. The financial statements for the periods ended September 30, 2002 and 2001 have been reviewed by an independent public accountant pursuant to Rule 10-01(d) of Regulation S-X following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2001 has been reclassified to conform to the 2002 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    This Form 10-Q and the documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from any results which might be projected, forecasted, estimated or budgeted by the Partnership due to certain risks and uncertainties. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership's (as defined below) industry, management beliefs, and certain assumptions made by the Partnership's management and involve known and unknown risks, uncertainties and other factors. Such factors include the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

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

    The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of Bonds and 36 Class B Interests. The Partnership redeemed all of the outstanding Bonds as of September 30, 1997 with the proceeds of three new fixed rate mortgage loans. Each Equity Unit consists of 100 Class A Interests and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 from the sale of the Class B interests in connection with the Bond Units.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

    The Partnership recognized a net loss of $25,135 for the three months ended September 30, 2002 as compared to a net loss of $43,991 for the same period in 2001. The decrease in loss is primarily due to the following factors:

    (i) An increase in revenue of $65,141 or 8.44% to $836,878 for three months ended September 30, 2002 as compared to $771,737 for three months ended September 30, 2001. The net increase is due to the following: a) an increase of $35,153 in accrued insurance and taxes reimbursed expense b) a decrease in base rent of $14,849 due to the increase in vacancy in Green Valley and c)an increase in the amount of $44,836 primarily due to a winning appeal of 1997-2001 for Valencia's real estate direct tax assessment, which was awarded in the third quarter ending September 30, 2002.

    (ii) A increase in management and property expenses of $50,071 or 20.39% to $295,542 for the three months ended September 30, 2002 as compared to $245,471 for the three months ended September 30, 2001. This increase is primarily due to the increase in insurance expenses.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001

    The Partnership recognized net income of $73,949 for the nine months ended September 30, 2002 as compared to a net loss of $104,235 for the same period in 2001.The change is primarily due to the following factors:

    (i) An increase in revenue of $203,222 or 8.56% to $2,576,367 for nine months ended September 30, 2002 as compared to $2,373,145 for nine months ended September 30, 2001. The net increase is due to the following: a) the recovery of rent of $116,328 as a result of a tenant bankruptcy settlement, which was recorded as income in this period, even though the rent was charged to the tenant from June 2000 to July 2001, but the income was never recognized due to the poor financial condition of the tenant; b) an increase of $64,506 in accrued insurance and taxes reimbursed expenses c) a decrease in base rent of $21,022 due to the increase in vacancies in Green Valley and d) an increase in the amount of $43,410 primarily due to a winning appeal of 1997-2001 for Valencia's real estate direct tax assessment, which was awarded in the third quarter ending September 30, 2002.

    (ii) An increase in management and property expenses of $45,419 or 5.93% to $810,962 for the nine months ended September 30, 2002 as compared to $765,543 for the nine months ended September 30, 2001. This increase is primarily due to the increase in insurance expense.

    (iii) A decrease in professional fees and other expenses of $18,041 or 23.07% to $60,133 for the nine months ended September 30, 2002 as compared to $78,174 for the nine months ended September 30, 2001. This decrease is primarily due to expenses incurred in 2001 that were not incurred in 2002. The timing of these expenses varies from year to year.

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

    During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership retained a large regional real estate brokerage firm to market the space. Such brokerage firm was replaced in 2000 by another large regional brokerage firm. No replacement tenant has been identified. The building of a Safeway Supermarket in the year 2002 near the Green Valley Mall will have an adverse effect on leasing the Green Valley space. Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long- term effects of the vacancy of the Green Valley space. To date, the vacancy of the Green Valley space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the continued Green Valley space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates. The Partnership cannot predict how soon such space will be leased and the terms of such new lease. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the vacancy in this unoccupied anchor tenant space. These funds are available to offset cash costs of leasing the former Abco space to a new tenant or tenants.

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

    The cash on hand at September 30, 2002 may be used to fund (a) costs associated with releasing the Green Valley space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and
(b) other general Partnership purposes.

    Net cash provided by operating activities of $697,021 for the nine months ended September 30, 2002 included (i) a net income of $73,949, (ii) non-cash adjustments of $492,759 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $130,313.

    Net cash provided by operating activities of $456,203 for the nine months ended September 30, 2001 included (i) a net loss of $104,235, (ii) non-cash adjustments of $489,453 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $70,985.

    Net cash used in investing activities of $156,790 for the nine months ended September 30, 2002 was for capital expenditures for property improvements.

    Net cash used in investing activities of $150,496 for the nine months ended September 30, 2001 was for capital expenditures for property improvements.

    Net cash used in financing activities of $265,871 for the nine months ended September 30, 2002 include (i) principal repayments on mortgage loans payable of $174,865 and (ii) an increase in restricted cash of $91,006.

    Net cash used in financing activities of $252,319 for the nine months ended September 30, 2001 include (i) principal repayments on mortgage loans payable of $160,949 and (ii) an increase in restricted cash of $91,370.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Partnership, in its normal course of business, is theoretically exposed to interest rate changes as they relate to real estate mortgages and the effect of such mortgage rate changes on the values of real estate. However, for the Partnership, all of its mortgage debt is at fixed rates, for extended terms, and the General Partner believes would be unaffected by any sudden change in interest rates. The Partnership's possible risk is from increases in long-term real estate mortgage rates that may occur over a number of years, as this may decrease the overall value of real estate. Since the Partnership has the intent to hold its existing mortgages to maturity (or until the sale of a Property), the General Partner believes there is no interest rate market risk on the Partnership's results of operations or its working capital position.

    The Partnership's cash equivalents and short-term investments, if any, generally bear variable interest rates. Changes in the market rates of interest available will affect from time-to-time the interest earned by the Partnership. Since the Partnership does not rely on its interest earnings to fund working capital needs, changes in these interest rates will not have a material impact on the Partnership's results of operations or working capital position.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The principal executive officer and principal financial officer of the General Partner have evaluated the effectiveness of the Partnership's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a- 14(c) and 15d-14(c) as of November 8, 2002 (the "Evaluation Date") and have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures were adequate to ensure that material information relating to the Partnership was accumulated and made known to them on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Partnership internal controls or in other factors that could significantly affect the Partnership's disclosure controls subsequent to the Evaluation Date and, subsequent to such date, no corrective actions with regard to significant deficiencies and material weaknesses were taken.

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

    99-1      Certifications by the principal executive officer, pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

    99-2      Certifications by the principal financial officer, pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(b) REPORTS:

    No reports on form 8-K were filed during the quarter covered by this Report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 8, 2002                   CONCORD MILESTONE PLUS, L.P.
      ----------------                   ----------------------------
                                                (Registrant)



                                         BY: CM PLUS CORPORATION
                                             --------------------------
                                             General Partner




                                         By: /S/ Leonard Mandor
                                             --------------------------
                                             Leonard Mandor
                                             President



                                         By: /S/ Patrick Kirse
                                             --------------------------
                                             Patrick Kirse
                                             Treasurer and Controller

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Milestone Plus, L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                            By: CM Plus Corporation,
                                                General Partner

DATE: November 8, 2002                          /S/ Leonard Mandor
      ----------------                          -----------------------
                                                Leonard Mandor
                                                President

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Milestone Plus, L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                           By: CM Plus Corporation,
                                               General Partner

DATE: November 8, 2002                     /S/ Patrick Kirse
      ----------------                     -------------------------
                                           Patrick Kirse
                                           Treasurer and Controller

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Milestone Plus, L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this quarterly report on Form 10-Q of Concord Milestone Plus, L.P.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining internal disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's internal disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of our internal disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

                                            By: CM Plus Corporation,
                                                General Partner

DATE: November 8, 2002                      /S/ Leonard Mandor
      ----------------                      -------------------------
                                            Leonard Mandor
                                            President

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Milestone Plus, L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this quarterly report on Form 10-Q of Concord Milestone Plus, L.P.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining internal disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's internal disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of our internal disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

                                             By: CM Plus Corporation,
                                                 General Partner

DATE: November 8, 2002                      /S/ Patrick Kirse
      ----------------                      ----------------------------
                                            Patrick Kirse
                                            Treasurer and Controller