Form 10-K
period 2002-12-31
CONCORD MILESTONE PLUS L P
filed 2003-03-28
CIK 808460

                                     PART I
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2002
                        Commission file number 000-16757

                          CONCORD MILESTONE PLUS, L.P.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                 52-1494615
--------------------------------------------------------------        ---------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)

            200 CONGRESS PARK DRIVE, SUITE 103,
                   DELRAY BEACH, FLORIDA                                            33445
          ----------------------------------------                                ----------
          (Address of principal executive offices)                                (Zip Code)

      Registrant's telephone number, including area code                        (561) 394-9260
                                                                                --------------

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

Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

Yes       No X
    ----    ---

As of March 21, 2003, 1,518,800 Class A Interests and 2,111,072 Class B Interests were outstanding.

The Class A and Class B Interests are not traded on any established public trading market.

DOCUMENTS INCORPORATED BY REFERENCE                                         NONE

                          CONCORD MILESTONE PLUS, L.P.
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I .............................................................................................

           Item 1. Business ........................................................................      2

           Item 2. Properties ......................................................................      3

           Item 3. Legal Proceedings ...............................................................     10

           Item 4. Submission of Matters to Vote of Security Holders ...............................     10

PART II ............................................................................................

           Item 5. Market for Registrant's Units and Related Security Holders Matters ..............     11

           Item 6. Selected Financial Data .........................................................     12

           Item 7. Management's Discussion and Analysis of Financial Condition and Results of
                       Operations ..................................................................     14

           Item 7A. Quantitative and Qualitative Disclosures About Market Risk......................     18

           Item 8. Financial Statements and Supplementary Data .....................................     19

           Item 9. Changes in and Disagreements With Accountants on Accounting and Financial
                       Disclosure ..................................................................     35

PART III ...........................................................................................

           Item 10. Directors and Officers of the Registrant .......................................     36

           Item 11. Compensation ...................................................................     37

           Item 12. Security Ownership of Certain Beneficial Owners and Management .................     37

           Item 13. Certain Relationships and Related Transactions .................................     38

           Item 14. Controls and Procedures ........................................................     39

           Item 15. Exhibits and Reports on Form 8-K ...............................................     39

                                     PART I
                                     ------

          This Annual Report on Form 10-K (this "Report") and any documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership's (as defined below) industry, management beliefs, and certain assumptions made by the Partnership's management and involve known and unknown risks, uncertainties and other factors. Such factors include, among other things, the following: general economic and business conditions, which will, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.   BUSINESS.
          --------

          (a)        General Development of Business.

          Concord Milestone Plus, L.P. (the "Partnership") was organized as a Delaware limited partnership on December 12, 1986 with CM Plus Corporation, a Delaware corporation as its general partner (the "General Partner"). The General Partner is wholly owned by Milestone Properties, Inc.("MPI"). MPI reorganized its subsidiaries whereby CM Plus Corporation is now a wholly owned subsidiary of MPI. This reorganization had no effect on CM Plus Corporation or the Partnership. The Partnership is engaged in the business of owning and operating three shopping centers. CMP Beneficial Corp., a wholly owned subsidiary of MPI, was organized under Delaware law in December 1986 for the sole purpose of holding limited partnership interests in the Partnership for the benefit of holders of the Class A Interests and Class B Interests and has engaged in no business activities other than fulfilling its obligations under the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement").

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

          The amount of revenues from tenants attributable to the Searcy Property, the Valencia Property and the Green Valley Property (collectively, the "Properties") was (i) $643,118, $1,454,745, $1,286,571 respectively, for the fiscal year ended December 31, 2002, (ii) $464,554, $1,434,135, $1,215,203
respectively, for the fiscal year ended December 31, 2001, and (iii) $415,505, $1,336,478, $1,299,161 respectively, for the fiscal year ended December 31, 2000. There are no tenants affiliated with the Partnership.

          See Item 2, "Properties", of this Report for additional information as to the Properties, including a description of the competitive conditions affecting them.

          (d)        Employees

          The Partnership employs six people at the Green Valley Property who provide general administrative and maintenance services.

Milestone Property Management, Inc., an affiliate of the General Partner, provides all management services and administrative services for the Partnership. Aside from its officer, the General Partner has no employees. See
Item 11, "Compensation", of this Report.

ITEM 2.   PROPERTIES.
          ----------

          The Properties consist of three shopping centers: the Searcy Property, the Valencia Property and the Green Valley Property. For the purposes of this Report, the following is a glossary of terms:

          a. "Occupancy rate" - The rate of the actual leased area (square footage) to gross leaseable area (square footage) as of the end of the fiscal year (December 31).

          b. "Leaseable area" - The area (square footage) for which rent is charged.

          c. "Average effective annual rental per square foot" - The average rental rate received per square foot of leased space taking rental concessions and discounts into consideration.

          d. "Total rent" - Minimum annual base rent plus percentage rental revenue.

Mortgage Loans
--------------

          As of September 30, 1997, the Partnership closed on new mortgage loans (the "Mortgage Loans") for the Properties in the amounts of $2,865,000 (Searcy), $8,445,000 (Valencia) and $5,400,000 (Green Valley. All three Mortgage Loans are secured by first mortgages on the properties. Prior to September 30, 1997, the Properties were encumbered by mortgages granted by the Partnership to the holders of the Partnership's Escalating Rate Collateralized Mortgage Bonds due November 30, 1997 (the "Bonds"). The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds.

          The Mortgage Loans and related terms at December 31, 2002 for the Properties are summarized as follows:

                           PRINCIPAL                               MONTHLY PAYMENTS
                          BALANCE AT            INTEREST             OF PRINCIPAL
PROPERTY/LOCATION      DECEMBER 31, 2002         RATE %              AND INTEREST
-----------------      -----------------        --------           ----------------
Searcy, AR                $ 2,714,099             8.125                $ 21,640
Valencia, CA                7,839,064             8.125                  65,881
Green Valley, AZ            5,122,790             8.250                  41,252
                          -----------                                  --------
Total                     $15,675,953                                  $128,773
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

The Searcy Property
-------------------
Searcy, Arkansas
----------------

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

          Taxes. The Partnership's adjusted federal income tax basis for the Searcy Property is approximately $2,793,057, of which $430,000 is allocated to land and $2,363,057 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

          Competition. There are three shopping centers within two miles to the west of the Town and Country Plaza on Race Avenue. The first shopping center consists of a Goody's department store and various smaller stores. The second shopping center consists of a Fred's discount store, Warehouse Foods, a Sears catalog store and two satellite stores. The third center consists of a Kroger food store and a Revco drugstore. Directly across the highway from the Searcy Property is a Wal-Mart superstore. This Wal-Mart relocated from the Town and Country Plaza in 1992. Hastings Book and Music, Big Lots, Hibetts Sports and TSC Tractor Supply currently occupy Wal-Mart's former space in the Town and Country Plaza.

          Operating and Tenant Information. As of March 1, 2003, there were ten tenants, including two anchor tenants, at the

Searcy Property. The anchor tenants are J.C. Penney department store and Dunlap Co. The other eight tenants provide a variety of goods and services. The occupancy rate was 98.7 %, 98.7%, and 78.8%, as of December 31, 2002, 2001, and 2000, respectively.

          The tables on pages 7 and 8 of this Report further describe and summarize certain operating data and tenant information for the Property as of December 31, 2002.

Old Orchard Shopping Center
---------------------------
Valencia, California
--------------------

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

          Description. Old Orchard Shopping Center is an eight building, one-story masonry and steel shopping center complex that was originally constructed in 1965. During 1985 and 1986, the shopping center was renovated and enlarged to 103,413 square feet of gross leasable area. The exterior construction is pre-cast concrete, fluted block and decorative tile. The shopping center has over 478 parking spaces. In the opinion of the General Partner, the Valencia Property is adequately insured.

          Taxes. The Partnership's adjusted federal income tax basis for the Valencia Property is $10,363,831, of which $6,500,000 is allocated to land and $3,863,831 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over
31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

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

          Operating and Tenant Information. As of March 1, 2003, there were 22 tenants, including two anchor tenants, at the Valencia Property. The two anchor tenants are an Albertson's grocery store and a Rite Aid pharmacy. The other 20 tenants provide a variety of goods and services. The occupancy rate was 94.68%, 96.21%, and 99.50%, in 2002, 2001 and 2000, respectively.

          The tables on pages 7 and 8 further describe and summarize certain operating data and tenant information for the Property as of December 31, 2002.

Green Valley Mall
-----------------
Green Valley, Arizona
---------------------

          Location. The Green Valley Property, a mall complex known as the Green Valley Mall, is situated on an approximately 21.31-acre parcel in the Town of Green Valley, Arizona. Green Valley is a planned adult community located in Pima County in the Santa Cruz River Valley approximately 25 miles south of Tucson. Green Valley has three hotels and a number of office buildings, several community centers and eight 18 hole golf courses. The Green Valley Property is located at Intersection 65 of Interstate 19 and Esperenza Boulevard and serves Pima County, as well as Santa Cruz County to the south with additional access from La Canada Road.

          Description. Green Valley Mall is an open-air shopping complex originally built in the 1960's and expanded at various times throughout the 1970's and 1980's. The shopping center is comprised of several buildings, including some that are free standing, totaling 176,887 gross leasable square feet (adjusted by 800 square feet representing the mall office). The exterior construction is a combination of adobe block, split face block and painted concrete block. The mall has approximately 975 parking spaces. In the opinion of the General Partner, the Green Valley Property is adequately insured.

          Taxes. The Partnership's adjusted federal income tax basis for the Green Valley Property is $9,020,992, of which $5,100,000 is allocated to land and $3,920,992 to the buildings and improvements. For financial statement purposes, the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

          Competition. The Green Valley Property competes directly with the 142,500 square foot Continental Shopping Plaza located at Continental Road and Interstate 19 approximately one mile south of the Green Valley Property. The Continental Shopping Plaza is anchored by a Safeway Supermarket. There is a shopping center located 3 miles to the north of the Green Valley Property in the newly incorporated town of Sahuarita. This shopping center includes a 65,000 square foot Wal-Mart Department Store and a 42,000 square foot Bashas' Food Store as anchor tenants plus 25,000 square feet of space for local tenants. Another center located to the north of the Green Valley Property, closed during 1995 and was anchored by a 45,000 square foot Kmart and 10,000 square feet of space for local tenants. In mid summer 2000, a six screen multiplex theater opened adjacent to Kmart. Since the incorporation of this town, several large areas have been rezoned for commercial development. One shopping area located
2.5 miles north of Green Valley, called "The Quorum", opened within the last two years. Also in 2002 a Safeway Supermarket was built 2 miles north of the Green Valley property.

          Operating and Tenant Information. As of March 1, 2003, there were 67 tenants, including two anchor tenants, at the Green Valley Property. The two anchor tenants include a Beall's outlet store and an Ace Hardware store. The third anchor tenant space is currently unoccupied. The other 65 tenants provide a variety of goods and services. The occupancy rate was 61.88%, 67.33%, and 70.73%, in as of December 2002, 2001, and 2000, respectively.

          During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership retained a large regional real estate brokerage firm to help market the space. Such brokerage firm was replaced in 2000 by another large regional brokerage firm. Each of the brokerage firms have shown the space to several qualified prospective tenants. No replacement tenant for the entire space has been identified. The recent building of a Safeway Supermarket near the Green Valley Property has effectively negated the potential of a supermarket as a replacement tenant for the former Abco. In March 2003, a lease was executed with Family Dollar, Inc. for a 9,571 square foot portion of the former Abco building. The lease is not effective until signed copies are actually received by Family Dollar. As of March 21, 2003, the Partnership is awaiting the return of a certain document required to be signed by the Partnership's lender prior to returning executed lease documents to Family Dollar. The Partnership expects to spend approximately $300,000 in conjunction with the Family Dollar lease, including the costs of replacing the roof on the former Abco building. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the Abco vacancy. The Partnership is uncertain at this point if this $150,000 working capital or a portion of it will or will not be released as a result of the Family Dollar lease.

          Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of either the Abco space or the re-leasing of a portion of such space to Family Dollar. To date the vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the remaining Abco space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates. The drop in the occupancy rate of 67.33% at December 31, 2001 to 61.88% at December 31, 2002 is in line with the change in market occupancy in the Green Valley market area. The Partnership will incur expenses in releasing the remaining vacant Abco space and cannot predict how soon such space will be leased and the terms of such new lease or leases. As of March 19, 2003 approximately 20% of the tenants whose leases renew in 2003 have renewed such leases at increased and competitive lease rates and Family Dollar has signed a lease for a portion of the Abco space. Although these are viewed as positive trends, the General Partner can not guarantee that the other tenants with leases expiring in 2003 and in future years will renew such leases.

          The tables on pages 7 and 8 of this Report further describe and summarize certain operating data and tenant information for the Property as of December 31, 2002.

TABLE 1.  SUMMARY OF OPERATING AND TENANT INFORMATION AS OF DECEMBER 31, 2002

                                     TENANT OCCUPYING
                                    >10% OF GLA/NATURE  SQUARE  OCCUPANCY  BASE RENT         PERCENTAGE          LEASE       ANNUAL
  LOCATION         PROPERTY             OF BUSINESS      FEET      RATE    PER SQ.FT.       RENT & OTHER       EXPIRATION  R/E TAXES
------------  --------------------  ------------------  ------  ---------  ----------  ---------------------   ----------  ---------
Searcy, AR    Town & Country Plaza                      78,436    98.72%     $6.12(1)                                        $27,915


                                    J.C. Penney         39,396               $5.22     1.5% of Sales in         8/31/2007
                                    Department Store                                   excess of $11,820,004.
                                                                                       Pro-rata reimbursement
                                                                                       for real estate taxes
                                                                                       over the base year
                                                                                       amount. Common area
                                                                                       maintenance reimbursed
                                                                                       at fixed intervals
                                                                                       over the lease term.


                                    Dunlap Co.          15,600               $6.00     Common area maintenance  1/31/2006
                                    Junior Department                                  and insurance
                                    Store                                              reimbursement capped
                                                                                       at $7,800 annually and
                                                                                       $1,080 annually,
                                                                                       respectively. Real
                                                                                       Estate taxes reimbursed
                                                                                       over the 2001 base year.


Valencia,     Old Orchard                              103,41     94.68%    $10.99(1)                                       $148,644
CA            Shopping Ctr.


                                    Albertson's        31,842                $9.42     1.25% of Sales in        6/30/2006
                                    Full Service                                       excess of $38,000,000
                                    Grocer                                             less amounts paid for
                                                                                       property taxes,
                                                                                       assessments and
                                                                                       insurance premiums.(2)


                                    Rite Aid           18,125                $2.48     Rent is payable in an    5/31/2005
                                    Pharmacy                                           amount equal to 3% of
                                                                                       the tenant's gross sales
                                                                                       for the previous month,
                                                                                       but not less than
                                                                                       $45,000 annually. Pays
                                                                                       no reimbursed expenses.


Green         Green Valley          None(3)           176,887     61.88%     $8.12(1)                                       $264,788
Valley, AZ    Mall

(1) Represents the average rental rate including base and percentage rent per square foot of leased space taking rental concessions and discounts into consideration.
(2) Pro-rata reimbursement for real estate taxes, common area maintenance and insurance.
(3) The sole space greater than 10% of GLA is currently vacant. Abco vacated this space in May, 1999.

TABLE 2.  SUMMARY OF LEASE EXPIRATIONS AS OF DECEMBER 31, 2002

                                                                                                                         % OF TOTAL
                                                                                                                           ANNUAL
                                                        YEAR OF          NUMBER OF      GROSS LEASABLE      ANNUAL         MINIMUM
   LOCATION                 PROPERTY               LEASE EXPIRATION   LEASES EXPIRING    AREA EXPIRING    MINIMUM RENT       RENT
----------------   ---------------------------     ----------------   ---------------    -------------    ------------     -------
Searcy, AR         Town & Country Plaza                  M-T-M                 1             1,200           $7,200          1.5%
                                                          2003                 2             3,160          $30,461          6.4%
                                                          2004                 1             5,973          $35,838          7.6%
                                                          2005                 2             6,680          $50,420         10.6%
                                                          2006                 1            15,600          $93,600         19.7%
                                                          2007                 1            39,396         $205,600         43.3%
                                                          2011                 2             5,422          $51,295         10.9%
                                                        Vacancies              1             1,005             -              -
                                                                              --           -------       ----------        ------
                                                          Total               11            78,436         $474,414        100.0%
                                                          =====               ==           =======       ==========        ======


Valencia, CA       Old Orchard Shopping Center           M-T-M                 1             2,490          $40,372          3.8%
                                                          2003                 6            20,520         $268,326         24.8%
                                                          2004                 1             4,200          $64,581          6.0%
                                                          2005                 5            30,609         $237,137         21.9%
                                                          2006                 2            32,194         $309,954         28.7%
                                                          2007                 5             6,700         $138,513         12.8%
                                                          2012                 1             1,200          $21,600          2.0%
                                                        Vacancies              4             5,500             -              -
                                                                              --           -------       ----------        ------
                                                          Total               25           103,413       $1,080,483        100.0%
                                                          =====               ==           =======       ==========        ======


Green Valley, AZ   Green Valley Mall                     M-T-M                 3             4,082          $38,420          4.3%
                                                          2003                32            32,417         $333,668         37.5%
                                                          2004                 9            16,562          $90,648         10.2%
                                                          2005                 9            20,959         $184,128         20.7%
                                                          2006                 8            25,770         $210,168         23.6%
                                                          2007                 1             2,310          $23,186          2.7%
                                                          2008                 2             7,360           $9,600          1.0%
                                                        Vacancies             20            67,427             -              -
                                                                              --           -------       ----------        ------
                                                          Total               84           176,887         $889,818        100.0%
                                                          =====               ==           =======       ==========        ======

COMMITMENTS AND CONTINGENCIES
-----------------------------

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

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          None

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDERS MATTERS.
          ------------------------------------------------------------------

          (a) Class A and Class B Interests are not traded on any established public trading market and no organized market has developed for the interests in the Partnership. Sales of Class A and Class B Interests occur from time to time through independent broker-dealers, but to the best of the Partnership's knowledge, there are no market makers for the interests. Recently published information relating to other real estate limited partnerships (which may or may not be analogous to the Partnership) indicates that sales of limited partnership interests in those partnerships occur at substantial discounts from the amounts of the original investments.

          (b) As of March 1, 2003, 1,518,800 Class A Interests and 2,111,072 Class B Interests outstanding were held by approximately 1,103 and 1,178 holders, respectively.

          (c) The Partnership is a limited partnership and, accordingly, does not pay dividends. Quarterly distributions of cash are made to its partners, from time to time, depending upon distributable cash flow and certain other conditions.

          Pursuant to the Partnership Agreement, distributable cash flow (as defined therein), if any, for each fiscal quarter is distributed as follows: (i) first, 99% to the holders of the Class A Interests as a group and 1% to the General Partner until the holders of the Class A Interests have received an amount of cumulative distributions necessary to provide such holders with a non-compounded 10.5% cumulative annual return (determined in accordance with the Partnership Agreement); (ii) next, 90% to the holders of the Class A Interests and 10% to the General Partner until the holders of the Class A Interests have received distributions of distributable capital proceeds (i.e., net proceeds of a sale or other disposition or a refinancing of Properties available for distribution) and uninvested offering proceeds equal to $10.00 for each Class A Interest plus an amount of cumulative distributions necessary to provide such holders with a cumulative, non-compounded 12.5% annual return (determined in accordance with the Partnership Agreement on their Adjusted Priority Base Amount as defined in the Partnership Agreement) (a "12.5% Priority Return"); and (iii) thereafter, 85% to the holders of the Class B Interests, 5% to the holders of the Class A Interests and 10% to the General Partner.

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

          Distributable cash flow, as defined in the Partnership Agreement, means, with respect to any period in the Partnership Agreement, (i) revenues and payments (which do not include refundable deposits or unearned rent) of the Partnership received in cash during such period, and reserves set aside out of revenues during prior periods and no longer needed for the Partnership's business, but not including cash proceeds attributable to a capital transaction (as defined in the Partnership Agreement), Bond proceeds or capital contributions (as defined), less (ii) the sum of (A) amounts paid in cash by the Partnership during such period for operating expenses of the Partnership (excluding amounts paid from reserves or funds provided by capital contributions or loans), for debt payments, and for other fees or payments to the General Partner, (B) any capital expenditures with respect to Properties, and (C) any amount set aside for the restoration, increase or creation of reserves. Distributable cash flow is deemed to include the amount of any income tax withheld with respect to revenues that are includable in distributable cash flow.

The Partnership suspended making distributions with respect to Class A InterestS subsequent to the second quarter of 1999, after determining that unrestricted working capital levels were inadequate due to: (1) Abco vacating its space at the Green Valley Property in May, 1999 and (2) several capital outlays for work performed at the Properties.

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

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

          The following page sets forth a summary of the selected financial information for the Partnership. The information below should be read in conjunction with the audited financial statements and with the information presented in Item 7, "Management's Discussion & Analysis of Financial Condition and Results of Operations."

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)
                             SELECTED FINANCIAL DATA

                                       FOR YEAR ENDED     FOR YEAR ENDED     FOR YEAR ENDED     FOR YEAR ENDED     FOR YEAR ENDED
                                      DECEMBER 31, 2002  DECEMBER 31, 2001  DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998
                                      -----------------  -----------------  -----------------  -----------------  -----------------
Operating Statement Data:
Revenue                                   $3,392,405         $3,146,281         $3,079,207         $2,986,502        $3,103,638
Net (loss) income                            (11,527)          (240,452)          (134,495)           (84,307)           31,270

Balance Sheet Data:
Total assets                              20,442,232         20,631,508         21,081,573         21,423,375        21,841,605
Long term debt                            15,675,953         15,912,710         16,130,734         16,327,881        16,513,054
Total liabilities                         16,165,963         16,343,712         16,553,325         16,760,632        16,974,551

Statement of Partners' (Deficit)
  Capital:
    General Partner                          (79,802)           (79,687)           (77,282)           (75,937)          (73,894)
    Class A Interests                      4,356,071          4,367,483          4,605,530          4,738,680         4,940,948
    Class B Interests                              0                  0                  0                  0                 0
    Total                                  4,276,269          4,287,796          4,528,248          4,662,743          4,867,054

Per 100 Class A Interests (a):

    Net (loss) income, basic &
      diluted (b):                              (.76)            (15.83)             (8.86)             (5.55)             2.06

    Distributions (c):                             0                  0                  0               4.61              3.29

    Return of Capital (d):                         0                  0                  0               4.61              3.29


                      See Notes to Selected Financial Data

NOTES TO SELECTED FINANCIAL DATA SCHEDULE:
-----------------------------------------

          (a) All income (loss) allocated with respect to Class A Interests. No income (loss) was allocated with respect to Class B Interests.

          (b) The net (loss) income per 100 Class A Interests has been calculated by dividing the net (loss) income for the period by the average number of Class A Interests outstanding for the period and multiplying that quotient by 100.

          (c) Distributions have been allocated based upon the dates that Class A Interests were issued. Distributions with respect to each fiscal quarter of the Partnership are paid 60 days following the end of that fiscal quarter. There have been no distributions with respect to the Class A Interest in 2000, 2001 and 2002. No distributions were paid with respect to Class B Interests.

          (d) Return of Capital is defined as distributions in excess of cumulative net income.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

          Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See Part I.

          The following discussion and analysis should be read in conjunction with the Financial Statements of the Partnership and the notes thereto appearing in Item 14 of this report.

GENERAL
-------

          The Partnership commenced a public offering of Equity Units and Bond Units (together, "Units") on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated the public offering of Units on April 2, 1988. Each Equity Unit consists of 100 Class A Interests and 100 Class B Interests. Each Bond Unit consisted of $1,000 principal amount of the Partnerships Escalating Rate Collateralized Mortgage Bonds and 36 Class B Interests. On April 14, 1988, the Partnership held its final closing on the sale of Units. The Partnership was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units from which the Partnership received aggregate net proceeds (after deduction of sales commissions, discounts and selling agent's expense otherwise required to be reimbursed to the General Partner and its Affiliates) of $29,285,960. The Partnership purchased three shopping centers with the proceeds from this offering. No further acquisitions are planned and the Partnership has no plans to raise additional capital.

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

          The Partnership has an agreement with Milestone Property Management, Inc. ("MPMI"), an affiliate of the General Partner, to provide management services to the Properties. In addition, MPMI is responsible for leasing space at the properties and actively monitors all vacancies to ensure the highest occupancy rate possible. All leasing is performed by MPMI and the terms of the leases are negotiated on a lease by lease basis. During 2002, the Partnership paid or accrued $142,473 to MPMI for management fees.

COMPETITION
-----------

          Rental properties owned by the Partnership faces substantial competition from similar existing properties, or newly built properties, in the vicinity in which such properties are located. Such competition is generally for the retention of existing tenants and for new tenants upon space becoming vacant. Competition for tenants may result in the Partnership being unable to quickly re-lease space, require the Partnership to reduce rents or provide rental concessions to tenants, resulting in a decline in cash flows. The Partnership believes that the profitability of each of the Properties is based, in part, upon its geographic location, the operations and identity of the property's tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. The Partnership also believes that general economic circumstances and trends as well as the character and quality of new and existing properties which may be located in the vicinity of the Properties are factors that may affect the operation and competitiveness of the property. See Item 2 "Properties", for further detail.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

          Management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to the recorded values of our properties and their possible impairment, and the deprecation lives used for our properties and other fixed assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those discussed above, as well as the policies listed in the footnotes to our financial statements.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO 2001.
--------------------------------------------------

Revenues of the Partnership increased $246,124, or 7.8%, to $3,392,402 in 2002 from $3,146,281 in 2001 primarily due to the net effect of the following:

          (1) a) The recovery of rent of $116,328 as a result of a tenant bankruptcy settlement, which was recorded as income in this period, even though the rent was charged to the tenant from June 2000 to July 2001, but the income was never recognized due to the poor financial condition of the tenant; b) an increase of $86,209 is due to an increase in accrued insurance and taxes reimbursed expenses; c) a decrease in base rent of $13,720 due to the increase in vacancies in Green Valley and Valencia; and d) an increase in other income in the amount of $57,307 primarily due to a winning appeal of 1997-2001 for Valencia's real estate direct tax assessment, which was awarded in the third quarter ended September 30, 2002.

          An increase in management and property expenses of $51,323 or 4.69% to $1,145,437 in 2002 from $1,094,114 in 2001 is primarily due to the increase in insurance expense.

          A decrease in professional fees and other expenses of $28,592 or 24.87% to $86,357 in 2002 from $114,949 in 2001 is primarily due to expenses incurred in 2001 that were not incurred in 2002. The timing of these expenses varies from year to year.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO 2000.
--------------------------------------------------

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

          During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership retained a large regional real estate brokerage firm to help market the space. Such brokerage firm was replaced in 2000 by another large regional brokerage firm. Each of the brokerage firms have shown the space to several qualified prospective tenants. No replacement tenant for the entire space has been identified. The recent building of a Safeway Supermarket near the Green Valley Property has effectively negated the potential of a supermarket as a replacement tenant for the former Abco. In March 2003, a lease was executed with Family Dollar, Inc. for a 9,571 square foot portion of the former Abco building. The lease is not effective until signed copies are actually received by Family Dollar. As of March 21, 2003, the Partnership is awaiting the return of a certain document required to be signed by the Partnership's lender prior to returning executed lease documents to Family Dollar. The Partnership expects to spend approximately $300,000 in conjunction with the Family Dollar lease, including the costs of replacing the roof on the former Abco building. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the Abco vacancy. The Partnership is uncertain at this point if this $150,000 working capital or a portion of it will or will not be released as a result of the Family Dollar lease.

          Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of either the Abco space or the re-leasing of a portion of such space to Family Dollar. To date the vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the remaining Abco space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates. The drop in the occupancy rate of 67.33% at December 31, 2001 to 61.88% at December 31, 2002 is in line with the change in market occupancy in the Green Valley market area. The Partnership will incur expenses in releasing the remaining vacant Abco space and cannot predict how soon such space will be leased and the terms of such new lease or leases. As of March 19, 2003 approximately 20% of the tenants whose leases renew in 2003 have renewed such leases at increased and competitive lease rates and Family Dollar has signed a lease for a portion of the Abco space. Although these are viewed as positive trends, the General Partner can not guarantee that the other tenants with leases expiring in 2003 and in future years will renew such leases.

          The Partnership periodically makes distributions to its owners. The Partnership did not pay any distribution in 2002, 2001 or 2000. A 1998 fourth quarter distribution of $50,001 was paid during February 1999. Also, a first quarter distribution of $50,001 was paid during May 1999 and a second quarter distribution of $20,002 was paid during August 1999. Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property, which created vacant anchor tenant space. Additionally, several capital projects were undertaken and completed at the Properties. Further a 15,600 square feet anchor tenant at the Searcy Property filed for Chapter 11 bankruptcy protection and vacated its store space in 2000. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership. Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

          The Partnership's Mortgage Loans are due and payable on October 1, 2007. General Partner believes that it will have the ability to refinance and or otherwise satisfy such obligations.

          The cash on hand at December 31, 2002 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) other general Partnership purposes.

          Net cash provided by operating activities of $731,055 for the year ended December 31, 2002 was comprised of (i) net loss of $11,527, (ii) adjustments of $654,310 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $88,272.

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

          Net cash used in investing activities of $180,624 for the year ended December 31, 2002 was comprised of capital expenditures for building improvements.

          Net cash used in investing activities of $156,740 for the year ended December 31, 2001 was comprised of capital expenditures for building improvements.

          Net cash used in investing activities of $166,603 for the year ended December 31, 2000 was comprised of capital expenditures for building improvements.

          Net cash used in financing activities of $250,678 for the year ended December 31, 2002 included (i) principal repayments on mortgage loans payable of $236,757, and (ii) funds held in escrow of $13,921.

          Net cash used in financing activities of $218,507 for the year ended December 31, 2001 included (i) principal repayments on mortgage loans payable of $218,024, and (ii) funds held in escrow of $483.

          Net cash used in financing activities of $211,936 for the year ended December 31, 2000 included (i) principal repayments on mortgage loans payable of $197,147, (ii) funds held in escrow of $14,789.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

          The Partnership, in its normal course of business, is theoretically exposed to interest rate changes as they relate to real estate mortgages and the effect of such mortgage rate changes on the values of real estate. However, for the Partnership, all of its mortgage debt is at fixed rates, is for extended terms, and would be unaffected by any sudden change in interest rates. The Partnership's possible risk is from increases in long-term real estate mortgage rates that may occur over a number of years, as this may decrease the overall value of real estate. Since the Partnership has the intent to hold its existing mortgages to maturity (or until the sale of a Property), there is believed to be no interest rate market risk on the Partnership's results of operations or its working capital position. The Partnership estimates the fair value of its long term fixed rate Mortgage Loans generally using discounted cash flow analysis based on the current borrowing rates for similar types of debt. At December 31, 2002, the fair value of the Mortgage Loans was estimated to be $17,214,736 compared to a carrying value amount of $15,675,953.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

          FINANCIAL STATEMENTS/SCHEDULES, TOGETHER WITH INDEX AND FOOTNOTES.


              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE
              ----------------------------------------------------

                                                                                    PAGE NO.
1.        Financial Statements:

          a.  Concord Milestone Plus, L.P.

              1.  Independent Auditors' Report .......................................20

              2.  Balance Sheets, December 31, 2002 and December 31, 2001.............21

              3.  Statements of Revenues and Expenses for the Years Ended
                  December 31, 2002, 2001 and 2000 ...................................22

              4.  Statements of Changes in Partners' Capital for the Years
                  Ended December 31, 2002, 2001 and 2000 .............................23

              5.  Statements of Cash Flows for the Years Ended December
                  31, 2002, 2001 and 2000 ............................................24

              6.  Notes to Financial Statements ......................................25

2.        Financial Schedule:

          a.  Real Estate and Accumulated Depreciation (Schedule III) ................34

          This financial statement schedule of the Partnership for each of the years ended December 31, 2002, 2001 and 2000 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Partnership. All other financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of CM Plus Corporation, General Partner of Concord Milestone Plus, L.P.

We have audited the accompanying balance sheets of Concord Milestone Plus, L.P. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the information contained in the financial statement schedule of real estate and accumulated depreciation. These financial statements and the financial statement schedule of real estate and accumulated depreciation are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule of real estate and accumulated depreciation based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P. as of December 31, 2002, and 2001, and the results of its operations, changes in partners' capital and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information contained in the financial statement schedule of real estate and accumulated depreciation, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/ Ahearn, Jasco + Company, P.A.

Pompano Beach, Florida
February 21, 2003

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 and 2001

                                                                         December 31,          December 31,
                                                                             2002                  2001
                                                                         -----------           -----------
Property:
           Building and improvements, at cost                            $16,248,673           $16,068,049
           Less: accumulated depreciation                                  8,431,139             7,814,386
                                                                         -----------           -----------
           Building and improvements, net                                  7,817,534             8,253,663
           Land, at cost                                                  10,987,034            10,987,034
                                                                         -----------            ----------
           Property, net                                                  18,804,568            19,240,697

Cash and cash equivalents                                                  1,005,152               705,399
Accounts receivable                                                          173,001               206,749
Restricted cash                                                              244,594               230,673
Debt financing costs, net                                                    148,835               180,169
Prepaid expenses and other assets, net                                        66,082                67,821
                                                                         -----------           -----------
           Total assets                                                  $20,442,232           $20,631,508
                                                                         ===========           ===========
Liabilities:
Mortgage loans payable                                                   $15,675,953           $15,912,710
Accrued interest                                                             110,228               111,892
Deposits                                                                      92,394                82,498
Accrued expenses and other liabilities                                       286,382               235,007
Accrued expenses payable to affiliates                                         1,006                 1,605
                                                                         -----------           -----------
           Total liabilities                                              16,165,963            16,343,712
                                                                         -----------           -----------
Commitments and Contingencies

Partners' capital:
           General partner                                                   (79,802)              (79,687)
           Limited partners:
                Class A Interests, 1,518,800                               4,356,071             4,367,483
                Class B Interests, 2,111,072                                    -                     -
                                                                         -----------           -----------
           Total partners' capital                                         4,276,269             4,287,796
                                                                         -----------           -----------

           Total liabilities and partners' capital                       $20,442,232           $20,631,508
                                                                         ===========           ===========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                 December 31,       December 31,       December 31,
                                                     2002               2001               2000
                                                 ------------       ------------       ------------
Revenues:
Rent                                              $2,641,731         $2,655,451         $2,560,747
Reimbursed expenses                                  544,650            458,441            490,397
Bad debts recovered                                  116,328               -                  -
Interest and other income                             89,696             32,389             28,063
                                                  ----------         ----------         ----------

           Total revenues                          3,392,405          3,146,281          3,079,207
                                                  ----------         ----------         ----------
Expenses:
Interest expense                                   1,306,855          1,325,740          1,346,743
Depreciation and amortization                        654,310            650,869            636,489
Management and property expenses                   1,145,437          1,094,114            958,610
Administrative and management fees
           to related party                          210,973            201,061            198,169
Professional fees and other expenses                  86,357            114,949             73,691
                                                  ----------         ----------         ----------

           Total expenses                          3,403,932          3,386,733          3,213,702
                                                  ----------         ----------         ----------

           Net loss                                 $(11,527)         $(240,452)         $(134,495)
                                                  ==========         ==========         ==========

Net loss attributable to:
           Limited partners                         $(11,412)         $(238,047)         $(133,150)
           General partner                              (115)            (2,405)            (1,345)
                                                  ----------         ----------         ----------

Net loss                                            $(11,527)         $(240,452)         $(134,495)
                                                  ==========         ==========         ==========
Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic and diluted              ($0.76)           ($15.83)            ($8.86)
                                                  ==========         ==========         ==========
Weighted average number of 100
Class A interests outstanding                         15,188             15,188             15,188
                                                  ==========         ==========         ==========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

                                                          General          Class A        Class B
                                          Total           Partner         Interests      Interests
                                        ----------       --------        ----------      ---------
PARTNERS' CAPITAL (DEFICIT)
           January 1, 2000              $4,662,743       $(75,937)       $4,738,680              -
                                        ----------       --------        ----------      ---------

Net Loss                                  (134,495)        (1,345)         (133,150)             -
                                        ----------       --------        ----------      ---------
PARTNERS' CAPITAL (DEFICIT)
           December 31, 2000             4,528,248        (77,282)        4,605,530              -
                                        ----------       --------        ----------      ---------

Net Loss                                  (240,452)        (2,405)         (238,047)             -
                                        ----------       --------        ----------      ---------
PARTNERS' CAPITAL (DEFICIT)
           December 31, 2001             4,287,796        (79,687)        4,367,483              -
                                        ----------       --------        ----------      ---------

Net Loss                                   (11,527)          (115)          (11,412)             -
                                        ----------       --------        ----------      ---------
PARTNERS' CAPITAL (DEFICIT)
           December 31, 2002            $4,276,269       $(79,802)       $4,356,071              -
                                        ==========       ========        ==========      =========








                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                                                                   December 31,     December 31,     December 31,
                                                                      2002              2001             2000
                                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(11,527)       $(240,452)       $(134,495)
Adjustments to reconcile net loss to net
           cash provided by operating activities:
           Depreciation and amortization                               654,310          650,189          636,489
           Change in operating assets and liabilities:
           Decrease (increase) in accounts receivable                   33,748           45,007          (41,857)
           Increase in prepaid expenses and other assets, net           (4,484)          (7,935)          (7,749)
           Decrease in accrued interest                                 (1,664)          (1,532)          (1,385)
           Increase (decrease) in accrued expenses,
              and other liabilities                                     61,271           71,092          (19,530)
           (Decrease) increase in accrued expenses
              payable to affiliates                                       (599)         (61,149)          10,755
                                                                    ----------       ----------       ----------
Net cash provided by operating activities                              731,055          455,220          442,228
                                                                    ----------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Property improvements                                      (180,624)        (156,740)        (166,603)
                                                                    ----------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Increase in restricted cash                                 (13,921)            (483)         (14,789)
           Principal repayments on mortgage loans payable             (236,757)        (218,024)        (197,147)
                                                                    ----------       ----------       ----------
Net cash used in financing activities                                 (250,678)        (218,507)        (211,936)
                                                                    ----------       ----------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              299,753           79,973           63,689

CASH AND CASH EQUIVALENTS,
           BEGINNING OF PERIOD                                         705,399          625,426          561,737
                                                                    ----------       ----------       ----------
CASH AND CASH EQUIVALENTS,
           END OF PERIOD                                            $1,005,152         $705,399         $625,426
                                                                    ==========       ==========       ==========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the period for interest                            $1,308,519       $1,327,272       $1,348,128
                                                                    ==========       ==========       ==========




                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


1.  ORGANIZATION AND CAPITALIZATION
    -------------------------------

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    BASIS OF ACCOUNTING, FISCAL YEAR
    --------------------------------

    The Partnership's financial statements are prepared following accounting principles generally accepted in the United States of America. The Partnership's tax records are maintained on the accrual basis of accounting. Its fiscal year is the calendar year.

    CASH AND CASH EQUIVALENTS
    -------------------------

    The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership occasionally maintains cash balances in financial institutions in excess of the federally insured limits.

    RESTRICTED CASH
    ---------------

    Restricted cash consists of escrow deposits held by the lender for payment of property taxes and an amount held pending the execution of a new lease of the space formerly leased to Abco at the Green Valley property and satisfaction of certain other conditions related thereto.

    REVENUE RECOGNITION AND CREDIT RISKS
    ------------------------------------

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

    Management analyses and adjusts the allowance for doubtful accounts based on estimated collectibility. Management determines that an account needs to be allowanced depending on the aging of the individual balances receivable, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the tenants. The Partnership identifies past due accounts receivable and invoices the related tenants for finance charges, which are included in the accounts receivable. Accounts receivable are written off in the fiscal year when all legal collection procedures have been exhausted.

    PROPERTY
    --------

    Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements and other depreciable assets are carried at cost, and depreciated on a straight-line basis using an estimated useful life of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the lease. Total depreciation expense was $616,753, $612,632, $596,210, in 2002, 2001, and 2000,
    respectively.

    The Partnership's individually reviews each of their properties for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when the carrying amount of a property exceeds its fair value. An impairment loss is recognized if the carrying amount is not recoverable and exceeds fair value. The carrying amount of a property is not recoverable if it exceeds the sum of undiscounted cash flows expected from the property. No write downs for impairment of property investments were recorded in 2002, 2001, and 2000.

    The determination of a property's fair value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators specific to each property. The Partnership believes that the estimates and assumptions used are appropriate in evaluating the recoverability of the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their carrying value. Such changes may also require future impairment write-downs in accordance with accounting rules.

    INCOME TAXES
    ------------

    The Partnership makes no provision for income taxes because all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership's net assets and liabilities are $3,308,843 and $3,197,863 higher than the amounts reported for financial statement purposes at December 31, 2002 and 2001, respectively, due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes and the write-down of property during 1993 and 1994 for financial reporting purposes.

    DEBT FINANCING COSTS
    --------------------

    The costs to obtain the Mortgage Loans (see Note 6) were capitalized and are being amortized over the term of such mortgages using the effective interest method.

    INCOME (LOSS) PER CLASS A INTEREST
    ----------------------------------

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

    STATEMENT OF COMPREHENSIVE INCOME (LOSS)
    ----------------------------------------

    A statement of comprehensive income (loss) has not been included per SFAS No.130, "Reporting Comprehensive Income", as the Partnership has no items of other comprehensive income (loss). Comprehensive loss is the same as net loss for each period presented.

    STATEMENT OF DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
    --------------------------------------------------------------------
    INFORMATION
    -----------

    SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Partnership's operations are within one reportable segment.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
    -----------------------------------------------------------

    The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the assumptions used in evaluating the properties for impairment. Actual results could differ from those estimates.

    RECLASSIFICATIONS
    -----------------

    Certain reclassifications were made to the accompanying 2000 and 2001 financial statements to conform with the 2002 presentation.

    CURRENT ACCOUNTING ISSUES

    SFAS NO. 133 AND NO. 138
    ------------------------

            Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 apply to all fiscal quarters of all fiscal years after June 30, 2000. The Partnership adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001.

            The Partnership has identified a minimal number of embedded derivative instruments, which were evaluated for recording on the Partnership's balance sheet at January 1, 2001. Within certain of its leases with tenants in its Properties, the Partnership has embedded derivatives resulting from possible limitations on scheduled rent increases, based on changes in CPI. These types of limitations are common in the Partnership's industry. These embedded derivatives have been valued at an insignificant amountS, so the effect of recording this new accounting pronouncement was inconsequential at January 1, 2001.

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

    SFAS NOS. 140, 141, 142 AND 144
    -------------------------------

            SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB No. 125," was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries most of the provisions contained in SFAS NO. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 did not have any impact on the Partnership.

            In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141,

    "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations covered by SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 in July 2001 did not have any impact on our financial position, results of operations or cash flows.

            In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 applies to fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. The adoption of SFAS No. 142 did not have any impact on our financial position, results of operation or cash flows.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and APB No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 applies to fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS No. 144 did not have any impact on our financial position, results of operations or cash flow.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    -----------------------------------------

    In July 2002, the FASB issued Statement of Financial Accounting standards No. 146, "Accounting for Exit or Disposal Activities." Statement 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that currently are accounted for pursuant to the guidance that the Emerging Issues Task Force set forth in Issue No. 94-3. The scope of Statement 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated received under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract and (3) costs to consolidate facilities or relocate employees. Statement 146 is required to be effective for our exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have an impact on our financial position, results of operations or cash flows.

3.  PARTNERSHIP AGREEMENT
    ---------------------

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

4.  PROPERTIES AND RENT INCOME
    --------------------------

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

    Minimum base rental income under non-cancelable tenant lease agreements, having lease terms expiring from one to eight years, at December 31, 2002 are as follows:

                    Year Ended
                    December 31                          Amount
                    -----------                        ----------
                        2003                           $2,144,784
                        2004                            1,670,817
                        2005                            1,428,369
                        2006                              825,203
                        2007                              312,172
                     Thereafter                           318,756
                                                       ----------
                        Total                          $6,700,101

    The above table does not include contingent rental amounts. The total contingent rentals received in 2002, 2001, and 2000, were $165,558, $181,002, and $148,585, respectively. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant's gross receipts above fixed minimum amounts and for reimbursement of all or a portion of the tenant's pro rata share of real estate taxes, insurance and common area maintenance expenses. Lucky Store, Inc. generated 10.57%, 11.04% and 11.55% in 2002, 2001 and 2000 of total revenue of the
    Partnership.

5.  RELATED PARTY TRANSACTIONS
    --------------------------

    The Partnership pays fees for customary property management services ("Management Fees") equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. Management Fees incurred for the years ended December 31, 2002, 2001, and 2000, were $142,473, $132,561, and $129,660, respectively. Management Fees are payable to Milestone Property Management, Inc. ("MPMI") an affiliate of the General Partner.

    The Partnership accrued and paid $68,500 to Milestone Properties, Inc. ("MPI") for administrative services for the years ended December 31, 2002. As of December 31, 2001 and 2000, the Partnership accrued and paid $68,500 and $62,754, respectively, payable to MPI, the parent of the General Partner, for administrative and management fees.

6.  MORTGAGE LOANS PAYABLE
    ----------------------

    As of September 30, 1997, the Partnership closed three fixed rate first mortgage loans (the "Mortgage Loans") in the amounts of $2,865,000 (Searcy), $8,445,000 (Valencia) and $5,400,000 (Green Valley). All three Mortgage Loans are secured by cross-collateralized first mortgages on the Partnership's shopping centers.

    The Mortgage Loans and related terms at December 31, 2002 are summarized as follows:


                                 PRINCIPAL                           MONTHLY
                                 BALANCE AT                        PAYMENTS OF
                                  DECEMBER         INTEREST          PRINCIPAL
       PROPERTY/LOCATION          31, 2002           RATE %        AND INTEREST
       -----------------        -----------        --------        ------------
       Searcy, AR                $2,714,099          8.125            $21,640
       Valencia, CA               7,839,064          8.125             65,881
       Green Valley, AZ           5,122,790          8.250             41,252
                                -----------                          --------
       Total                    $15,675,953                          $128,773
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

    The scheduled principal payments of the Mortgage Loans at December 31, 2002 are as follows:

                   Year Ending
                   December 31                               Amount
                   -----------                            -----------
                       2003                                  $257,102
                       2004                                   275,482
                       2005                                   302,865
                       2006                                   328,891
                    Thereafter                             14,511,613
                                                          -----------
                       Total                              $15,675,953
                                                          ===========

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

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

    The following estimated fair market values were determined by the Partnership using available market information and valuation methodologies considered appropriate by management. However, considerable judgement is necessary to interpret and apply market data to develop specific fair market value estimates for given financial instruments, and the use of different market assumptions and/or estimation methodologies could have a material effect on reported fair market value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the Partnership's financial instruments.

    Cash and cash equivalents, accounts receivable and accrued expenses and other liabilities are reflected in the balance sheets at cost, which is considered by management to reasonably approximate fair market value due to their short term nature.

    The Partnership estimates the fair market value of its long term fixed rate Mortgage Loans generally using discounted cash flow analysis based on current rates for similar types of debt. At December 31, 2002, the fair market value of the Mortgage Loans was estimated to be $17,214,736 compared to a carrying value amount of $15,675,953. The fair market value estimates presented herein are based on information available as of

    December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair market value amounts, a comprehensive re-evaluation of all of the Properties has not been performed for purposes of these financial statement disclosures.

8.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

    During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership retained a large regional real estate brokerage firm to help market the space. Such brokerage firm was replaced in 2000 by another large regional brokerage firm. Each of the brokerage firms have shown the space to several qualified prospective tenants. No replacement tenant for the entire space has been identified. The recent building of a Safeway Supermarket near the Green Valley Property has effectively negated the potential of a supermarket as a replacement tenant for the former Abco. In March 2003, a lease was executed with Family Dollar, Inc. for a 9,571 square foot portion of the former Abco building. The lease is not effective until signed copies are actually received by Family Dollar. As of March 21, 2003, the Partnership is awaiting the return of a certain document required to be signed by the Partnership's lender prior to returning executed lease documents to Family Dollar. The Partnership expects to spend approximately $300,000 in conjunction with the Family Dollar lease, including the costs of replacing the roof on the former Abco building. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the Abco vacancy. The Partnership is uncertain at this point if this $150,000 working capital or a portion of it will or will not be released as a result of the Family Dollar lease.

    Many of the tenants at the Green Valley Property have short term leases. It is not possible to determine the long-term effects of the vacancy of either the Abco space or the re-leasing of a portion of such space to Family Dollar. To date the vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the remaining Abco space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates. The drop in the occupancy rate of 67.33% at December 31, 2001 to 61.88% at December 31, 2002 is in line with the change in market occupancy in the Green Valley market area. The Partnership will incur expenses in releasing the remaining vacant Abco space and cannot predict how soon such space will be leased and the terms of such new lease or leases. As of March 19, 2003 approximately 20% of the tenants whose leases renew in 2003 have renewed such leases at increased and competitive lease rates and Family Dollar has signed a lease for a portion of the Abco space. Although these are viewed as positive trends, the General Partner can not guarantee that the other tenants with leases expiring in 2003 and in future years will renew such leases.

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

    From time to time, the Partnership is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Partnership. At December 31, 2002, management believes that any such outstanding issues can be resolved without significantly impairing the financial condition of the Partnership.

                          CONCORD MILESTONE PLUS, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002

                                                                                Costs Capitalized
                                                    Initial Cost           Subsequent to Acquisition
                                             --------------------------   ---------------------------
                                                                              Land
                                                            Building &     Building &
 Description and Location     Encumbrances       Land      Improvements   Improvements      Land
---------------------------   ------------   -----------   ------------   ------------  -------------
Town & Country Plaza            $2,714,099      $430,000     $3,620,000      $455,340      $430,000
Searcy, AR

Old Orchard Shopping Center      7,839,064     6,500,000      5,075,000     1,287,632     6,500,000
Valencia, CA

Green Valley Mall                5,122,790     5,100,000      4,587,000     1,461,602     4,057,034
Green Valley, AZ               -----------   -----------    -----------    ----------   -----------
                               $15,675,953   $12,030,000    $13,282,000    $3,204,574   $10,987,034
                               ===========   ===========    ===========    ==========   ===========



                                  Gross Amount at which Carried at
                                           Close of Period
                              -----------------------------------------
                               Building &                   Accumulated        Date     Deperciation
Description and Location      Improvements       Total     Depreciation      Acquired       Life
---------------------------   ------------  ------------   ------------      --------   -------------
Town & Country Plaza            $4,229,159    $4,659,159     $2,107,174      08/20/87     31.5 years
Searcy, AR

Old Orchard Shopping Center      6,638,240    13,138,240      3,337,130      01/22/88     31.5 years
Valencia, CA

Green Valley Mall
Green Valley, AZ                 5,381,274     9,438,308      2,986,835      04/15/88     31.5 years
                               -----------   -----------     ----------
                               $16,248,673   $27,235,707     $8,431,139
                               ===========   ===========     ==========


                                                              2002              2001             2000
(A) Reconciliation of investment properties owned:
        Beginning balance                                  $27,055,083       $26,898,343      $26,731,740
        Property acquisitions/improvements                     180,624           156,740          166,603
        Write-down of property                                       0                 0                0
                                                           -----------       -----------      -----------

        Balance at end of period                           $27,235,707       $27,055,083      $26,898,343
                                                           ===========       ===========      ===========

(B) Reconciliation of accumulated depreciation:
        Beginning balance                                   $7,814,386        $7,201,754       $6,605,544
        Depreciation expense                                   616,753           612,632          596,210
                                                            ----------        ----------       ----------

        Balance at end of period                            $8,431,139        $7,814,386       $7,201,754
                                                            ==========        ==========       ==========

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          During the last two fiscal years, no changes of accountants or disagreements with accountants on accounting and financial disclosure occurred.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.
          ----------------------------------------

The names, offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

                                        HAS SERVED AS A
                                        DIRECTOR AND/OR
        NAME                 AGE         POSITION HELD         OFFICER SINCE (1)
---------------------        ---         -------------         -----------------
Leonard S. Mandor (3)        56         President              Inception (2)
                                        and Director

Robert A. Mandor (3)         50         Vice President         Inception
                                        and Director

Joseph P. Otto               49         Vice President         October 3, 1997
                                        and Secretary

Patrick Kirse                34         Treasurer and          October 3, 1997
                                        Controller


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

(2) The General Partner was incorporated on December 12, 1986 and CMP Beneficial Corp. was incorporated on December 18,1986.

(3)       Robert A. Mandor and Leonard S. Mandor are brothers.

LEONARD S. MANDOR is the Chairman of the Board, Chief Executive Officer and a Director of MPI and has been associated with MPI since its inception in 1989.

ROBERT A. MANDOR is the President, Chief Financial Officer, and a Director of MPI and has been associated with MPI since its inception in 1989.

JOSEPH P. OTTO was appointed Vice President and Secretary of CM Plus Corporation, the General Partner of Concord Milestone Plus, L.P. in October 1997. Mr. Otto is also a Vice President of MPI and has been associated with MPI since its inception in 1989.

PATRICK KIRSE was appointed Treasurer and Controller of CM Plus Corporation, the General Partner of Concord Milestone Plus, L.P. in October 1997. Mr. Kirse also serves as a Vice President of MPI. He is a CPA licensed in the state of Missouri. Before joining MPI in 1995 he worked as a senior auditor with Deloitte & Touche LLP since 1991.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-------------------------------------------------

Based on the General Partner's review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during 2002.

ITEM 11.  COMPENSATION.
          ------------

During 2002, the Partnership paid or accrued:

          (i) $68,500 to Milestone Properties, Inc. ("MPI"),the parent of the General Partner, for administrative services rendered to the Partnership. Pursuant to an agreement between MPI and the Partnership, the Partnership reimburses MPI for administrative services provided to the Partnership, such as payroll, accounting, investor services and supplies in an amount equal to $68,500 per year.

(ii) $142,473 to MPMI for property management fees for the fiscal year ended
               December 31, 2002. Pursuant to the management agreement between the Partnership and MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant properties for which MPMI performs leasing services, 3 percent for multiple tenant properties for which MPMI does not perform leasing services and 1 percent for single tenant properties. The management fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization; (iii) income derived from interest on investments, security deposits, utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes; (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.

No officer, or director of the General Partner received any direct compensation from the Partnership during the fiscal year ended December 31, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

(a) The General Partner knows of only one beneficial owner of five percent or more of the issued and outstanding Class A Interests. The General Partner knows of only ONE beneficial owners of five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of March 1, 2003:

                                                      AMOUNT AND
                                                      NATURE OF
  TITLE                NAME AND ADDRESS OF            BENEFICIAL             PERCENT
 OF CLASS               BENEFICIAL OWNER              OWNERSHIP             OF  CLASS
----------             -------------------            ----------            ----------
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

* To the best of the Partnership's knowledge, both The Guardian Life Insurance Company of America and KM Investment, LLC have sole voting power and investment power with respect to these securities.

(b) The General Partner, together with its affiliates and the officers and directors of the General Partner, own less than 1% of the issued and outstanding Class A Interests and less than 1% of the issued and outstanding Class B Interests.

The number of shares of common stock, no par value, of MPI the parent of the General Partner beneficially owned by all directors of the General Partner and CMP Beneficial Corp., and all directors and officers of the General Partner and CMP Beneficial Corp. as a group, as of March 1, 2002 is set forth in the following table:

                                                     AMOUNT OF      PERCENT
             NAME OF                                 BENEFICIAL       OF
         BENEFICIAL OWNER                            OWNERSHIP       CLASS
         ----------------                            ---------       -----
         Leonard S. Mandor                              400           54%
         Robert A. Mandor                               267           36%
         Joseph P. Otto                                  74           10%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

See Item 1, "Business," Item 5, "Market for Registrant's Units and Related Security Holders Matters," Item 10, "Directors and Officers of the Registrant," and Item 11, "Compensation," of this Report for details. See also Note 5 of the Notes to Financial Statements of the Partnership's Financial Statements included in this Report.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES.
          -----------------------

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of date within 90 days of the filing date of this Report, the President and Controller of CM Plus Corporation, the General Partner of the Partnership, have concluded that the Partnership's disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

(a)       Financial Statements and Financial Schedule

          See Index to Financial Statements and Financial Schedule set forth in
          Item 8 of this Report.

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

99.1 Certification of Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership pursuant to 18 U.S.C.ss.1350, was adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March [15], 2003.

99.2 Certification of Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership pursuant to 18 U.S.C.ss.1350, was adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March [15], 2003.

99.3 Certification of Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership pursuant to 18 U.S.C.ss.1350, was adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March [15], 2003.

99.4 Certification of Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership pursuant to 18 U.S.C.ss.1350, was adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March [15], 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 26, 2003.

     CONCORD MILESTONE PLUS, L.P.
     By:                                        CM PLUS CORPORATION,
                                                  General Partner

     By:                                       /s/ Leonard S. Mandor
                                               ----------------------------
                                               Leonard S. Mandor, President

     CMP BENEFICIAL CORP.
     (Registrant of Beneficial Interests)


     By:                                       /s/ Leonard S. Mandor
                                               ---------------------
                                                   Leonard S. Mandor, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


By:      /s/ Leonard S. Mandor                                   March 26, 2003
         -----------------------------------------------
         Leonard S. Mandor
         President (Principal Executive Officer)
         and Director of CM Plus Corporation
         and CMP Beneficial Corp.


By:      /s/ Robert A. Mandor                                    March 26, 2003
         -----------------------------------------------
         Robert A. Mandor
         Vice President and Director of CM Plus
         Corporation and CMP Beneficial Corp.


By:      /s/ Patrick Kirse                                       March 26, 2003
         -----------------------------------------------
         Patrick Kirse
         Treasurer and Controller (Principal Accounting
         Officer) of CM Plus Corporation and CMP
         Beneficial Corp.