Form 10QSB
period 2003-03-31
CONCORD MILESTONE PLUS L P
filed 2003-05-15
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB
(mark one)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
----       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to
                                                -----------   -----------

                        Commission file number 000-16757
                                               ---------

                          CONCORD MILESTONE PLUS, L.P.
                   -------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                    52-1494615
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        200 CONGRESS PARK DRIVE
               SUITE 103
         DELRAY BEACH, FLORIDA                                      33445
----------------------------------------                        ------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (561) 394-9260
                            -------------------------
                            Issuer's Telephone Number

As of April 30, 2003, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Transitional small business disclosure format.

Yes        No  X
    ---       ---

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


Assets:                                              March 31, 2003         December 31,2002
                                                     --------------         ----------------
Property:
  Building and improvements, at cost                   $16,312,211             $16,248,673
  Less: accumulated depreciation                         8,591,146               8,431,139
                                                       -----------             -----------
  Building and improvements, net                         7,721,065               7,817,534
  Land, at cost                                         10,987,034              10,987,034
                                                       -----------             -----------
  Property, net                                         18,708,099              18,804,568

Cash and cash equivalents                                1,062,753               1,005,152
Accounts receivable                                        122,505                 173,001
Restricted cash                                            276,082                 244,594
Debt financing costs, net                                  141,002                 148,835
Prepaid expenses and other assets, net                      55,116                  66,082
                                                       -----------             -----------
  Total assets                                         $20,365,557             $20,442,232
                                                       ===========             ===========
Liabilities:
Mortgage loans payable                                 $15,609,286             $15,675,953
Accrued interest                                           109,760                 110,228
Deposits                                                    97,597                  92,394
Accrued expenses and other liabilities                     278,633                 286,382
Accrued expenses payable to affiliates                       6,423                   1,006
                                                       -----------             -----------
  Total liabilities                                     16,101,699              16,165,963
                                                       -----------             -----------
Commitments and Contingencies

Partners' capital:
  General partner                                          (79,926)                (79,802)
  Limited partners:
    Class A Interests, 1,518,800                         4,343,784               4,356,071
    Class B Interests, 2,111,072                                 -                       -
                                                       -----------             -----------
  Total partners' capital                                4,263,858               4,276,269
                                                       -----------             -----------

  Total liabilities and partners' capital              $20,365,557             $20,442,232
                                                       ===========             ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                       March 31, 2003      March 31, 2002
                                                       --------------      --------------
Revenues:
Rent                                                      $650,862            $672,901
Reimbursed expenses                                        141,480             121,868
Interest and other income                                    4,314               7,476
                                                          --------            --------
    Total revenues                                         796,656             802,245
                                                          --------            --------
Expenses:
Interest expense                                           319,185             324,079
Depreciation and amortization                              169,397             161,577
Management and property expenses                           251,321             249,514
Administrative and management fees to related party         51,035              51,028
Professional fees and other expenses                        18,129              20,126
                                                          --------            --------
    Total expenses                                         809,067             806,324
                                                          --------            --------
Net loss                                                  $(12,411)           $ (4,079)
                                                          ========            ========
Net loss attributable to:

    Limited partners                                      $(12,287)           $ (4,038)
    General partner                                           (124)                (41)
                                                          --------            --------
Net loss                                                  $(12,411)           $ (4,079)
                                                          ========            ========
Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                    $  (0.82)           $  (0.27)
                                                          ========            ========
Weighted average number of 100
Class A interests outstanding                               15,188              15,188
                                                          ========            ========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                   General       Class A         Class B
                                     Total         Partner      Interests       Interests
                                     -----         -------      ---------       ---------
PARTNERS' CAPITAL (DEFICIT)
  January 1, 2003                 $4,276,269      $(79,802)     $4,356,071            $0

Net Loss                             (12,411)         (124)        (12,287)            0
                                  ----------      --------      ----------       -------
PARTNERS' CAPITAL (DEFICIT)
  March 31, 2003                  $4,263,858      $(79,926)     $4,343,784            $0
                                  ==========      ========      ==========       =======

























                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                     March 31, 2003      March 31, 2002
                                                                     --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(12,411)            $(4,079)
Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                                        169,397             161,577
    Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable                            50,496              (8,851)
    Decrease in prepaid expenses and other assets, net                     9,409              22,240
    Decrease in accrued interest                                            (468)               (434)
    (Decrease) Increase in accrued expenses, deposits,
        and other liabilities                                             (2,546)             23,761
    Increase (decrease) in accrued expenses payable to affiliates          5,417              (2,819)
                                                                      ----------            --------
Net cash provided by operating activities                                219,294             191,395
                                                                      ----------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                (63,538)                  -
                                                                      ----------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in restricted cash                                          (31,488)            (24,345)
    Principal repayments on mortgage loans payable                       (66,667)            (61,805)
                                                                      ----------            --------
Net cash used in financing activities                                    (98,155)            (86,150)
                                                                      ----------            --------
NET INCREASE
    CASH AND CASH EQUIVALENTS                                             57,601             105,245

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                1,005,152             705,399
                                                                      ----------            --------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                     $1,062,753            $810,644
                                                                      ==========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                              $  319,653            $324,513
                                                                      ==========            ========


                 See Accompanying Notes to Financial Statements

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of CM Plus Corporation, General Partner of Concord Milestone Plus, L.P.


We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of March 31, 2003, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month periods ended March 31, 2003 and March 31, 2002. These financial statements are the responsibility of the management of the Partnership.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Partnership as of December 31, 2002, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida

May 5, 2003

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended March 31, 2003 and 2002 are unaudited. The financial statements for the periods ended March 31, 2003 and 2002 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2002 has been reclassified to conform to the 2003 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     This Form 10-QSB and the documents incorporated herein by reference, if any, contain forward- This Form 10-QSB and the documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership's (as defined below) industry, management beliefs, and certain assumptions made by the Partnership's management and involve known and unknown risks, uncertainties and other factors. Such factors include the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

ORGANIZATION AND CAPITALIZATION

    Concord Milestone Plus, L.P., a Delaware limited partnership (the "Partnership"), was formed on December 12, 1986, for the purpose of investing in existing income-producing commercial and industrial real estate. The general partner is CM Plus Corporation. The Partnership began operations on August 20, 1987, and currently owns and operates three shopping centers located in Searcy, Arkansas; Valencia, California; and Green Valley, Arizona.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

    The Partnership recognized net a loss of $12,411 for the three months ended March 31, 2003 as compared to a net loss of $4,079 for the same period in 2002.The change is primarily due to the following factors:

     (i) A decrease in revenue of $5,589 or 0.7% to $796,656 for the three months ended March 31, 2003 as compared to $802,245 for the three months ended March 31, 2002. The net decrease is due to the following a) a decrease in base rent collected by the Partnership of $22,039 due to the increase in vacancy in the Green Valley and Valencia properties b) an increase of $19,612 in accrued insurance and common area reimbursed expenses owed to the Partnership.

     (ii) An increase in expenses of $2,743 or 0.3% to $809,067 for the three months ended March 31, 2003 as compared to $806,324 for the three months ended March 31, 2002. The net increase is primarily due to the following: a) an increase in depreciation expense of $7,820 due to capital expenditures incurred during 2002 and 2003 for roof replacement and tenant improvements at the Valencia and Green Valley properties b) a decrease of interest expense of $4,894 due to the principal balance of the mortgages being reduced by the normal monthly principal payments being made in accordance with the loan amortization schedules.

LIQUIDITY AND CAPITAL RESOURCES

     The General Partner believes that the Partnership's expected revenue and working capital is sufficient to meet the Partnership's current and reasonable future operating requirements for the next 12 months. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur.

    During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership retained several large regional real estate brokerage firms to help market the space. In March 2003, a lease was executed with Family Dollar, Inc. for 9,571 of the total square feet of 38,983, formerly leased by Abco. A Safeway Supermarket being built near the Green Valley Property has effectively negated the potential of a supermarket as a replacement tenant for the former Abco tenant. The Partnership has not identified a potential tenant for the remaining 29,412 square feet, and the Partnership does not know what affect, if any, that this continuing vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property. In conjunction with the Family Dollar lease the Partnership expects to spend approximately $300,000 for renovations and replacing the roof of the former Abco building. The Partnership will deliver the premises to Family Dollar once the renovation is completed. Rent payments will commence one year after the delivery of the premises or acceptance of the premises by Family Dollar. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the Abco vacancy. The Partnership is uncertain at this point if this $150,000 working capital or a portion of it will or will not be released as a result of the Family Dollar lease.

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

    The cash on hand at March 31, 2003 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) other general Partnership purposes.

    Net cash provided by operating activities of $219,294 for the three months ended March 31, 2003 included (i) a net loss of $12,411, (ii) non-cash adjustments of $169,397 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $62,308.

    Net cash provided by operating activities of $191,395 for the three months ended March 31, 2002 included (i) a net loss of $4,079, (ii) non-cash adjustments of $161,577 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $33,897.

    Net cash used in investing activities of $63,538 for the three months ended March 31, 2003 was for capital expenditure for property improvements.

    No cash was disbursed for the three months ended March 31, 2002 for capital expenditure for property improvements.

    Net cash used in financing activities of $98,155 for the three months ended March 31, 2003 include (i) principal repayments on mortgage loans payable of $66,667 and (ii) an increase in restricted cash of $31,488.

    Net cash used in financing activities of $86,150 for the three months ended March 31, 2002 include (i) principal repayments on mortgage loans payable of $61,805 and (ii) an increase in restricted cash of $24,345.

ITEM 3.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

    President and Treasurer Certifications. Immediately following the "Signatures" section of this quarterly report are the certifications of the President and Treasurer of the Partnership's General Partner required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of disclosure controls and changes to internal controls referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

    Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Partnership's reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Internal control are designed for the purpose of providing reasonable assurance that the Partnership's transactions are properly authorized, recorded and reported and that the Partnership's assets are safeguarded from improper use to permit the preparation of the Partnership's financial statements in conformity with generally accepted accounting principles.

    Limitations on the Effectiveness of Controls. The Partnership's management, including the President and Treasurer of the General Partner, does not expect that the Partnership's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

    Changes to Internal Controls. In accordance with the SEC's requirements, the President and the Treasurer of the General Partner note that, since the date of their last evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Conclusions regarding Disclosure Controls. Based upon the required evaluation of disclosure controls, the President and Treasurer of the General Partner have concluded that, subject to the limitations noted above, the Partnership's disclosure controls are effective to ensure that material information relating to the Partnership is made known to management, including the President and Treasurer of the General Partner, particularly during the period when the Partnership's periodic reports are being prepared.

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

    99-1    Certificationsby the principal executive officer, pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

    99-2    Certificationsby the principal financial officer, pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(B) REPORTS:

    No reports on form 8-K were filed during the quarter covered by this Report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    May 14, 2003                       CONCORD MILESTONE PLUS, L.P.
       ---------------                      ----------------------------
                                                    (Registrant)



                                       BY:     CM PLUS CORPORATION
                                               ---------------------------
                                               General Partner




                                       By:     /S/ Leonard Mandor
                                               ---------------------------
                                               Leonard Mandor
                                               President



                                       By:     /S/ Patrick Kirse
                                               ---------------------------
                                               Patrick Kirse
                                               Treasurer and Controller

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Milestone Plus, L.P. (the "Partnership") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this quarterly report on Form 10-QSB of Concord Milestone Plus, L.P.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                                                 By: CM Plus Corporation,
                                                     General Partner

DATE:  May 14, 2003                              /S/ Leonard Mandor
      --------------                             --------------------------
                                                 Leonard Mandor
                                                 President

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Milestone Plus, L.P. (the "Partnership") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this quarterly report on Form 10-QSB of Concord Milestone Plus, L.P.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                                                     By:  CM Plus Corporation,
                                                          General Partner

DATE:  May 14, 2003                                  /S/ Patrick Kirse
      --------------                                 --------------------------
                                                     Patrick Kirse
                                                     Treasurer and Controller

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Milestone Plus, L.P. (the "Partnership") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                                  By:  CM Plus Corporation,
                                                       General Partner

DATE:  May 14, 2003                               /S/ Leonard Mandor
      --------------                              ---------------------------
                                                  Leonard Mandor
                                                  President

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Milestone Plus, L.P. (the "Partnership") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                                 By:  CM Plus Corporation,
                                                      General Partner

DATE:  May 14, 2003                              /S/ Patrick Kirse
      --------------                             ----------------------------
                                                 Patrick Kirse
                                                 Treasurer and Controller

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    May 14, 2003                            CONCORD MILESTONE PLUS, L.P.
       ------------------                        ----------------------------
                                                      (Registrant)



                                            BY:   CM PLUS CORPORATION
                                                  ----------------------------
                                                  General Partner




                                            By:
                                                  ----------------------------
                                                  Leonard Mandor
                                                  President



                                            By:
                                                  ----------------------------
                                                  Patrick Kirse
                                                  Treasurer and Controller

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Milestone Plus, L.P. (the "Partnership") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this quarterly report on Form 10-QSB of Concord Milestone Plus, L.P.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                                                 By:  CM Plus Corporation,
                                                      General Partner

DATE:    May 14, 2003
        --------------                           ----------------------------
                                                 Leonard Mandor
                                                 President

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Milestone Plus, L.P. (the "Partnership") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                                                  By:  CM Plus Corporation,
                                                       General Partner

DATE:   May 14, 2003
       --------------                             ----------------------------
                                                  Patrick Kirse
                                                  Treasurer and Controller

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Milestone Plus, L.P. (the "Partnership") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.



                                                  By:  CM Plus Corporation,
                                                       General Partner

DATE:    May 14, 2003
        --------------                            ---------------------------
                                                  Leonard Mandor
                                                  President

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Milestone Plus, L.P. (the "Partnership") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                                 By:  CM Plus Corporation,
                                                      General Partner

DATE:    May 14, 2003
        --------------                           -----------------------------
                                                 Patrick Kirse
                                                 Treasurer and Controller