Form 10QSB
period 2003-06-30
CONCORD MILESTONE PLUS L P
filed 2003-08-12
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB
(mark one)

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the quarterly period ended: June 30, 2003

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
----                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from        to
                                                        -----     ------

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

                                 (561) 394-9260
                         -------------------------------
                            Issuer's Telephone Number

As of July 30, 2003, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Transitional small business disclosure format.

Yes       No X
    ----    ---

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

Assets:                                                      June 30, 2003            December 31,2002
                                                             -------------            ----------------
Property:
     Building and improvements, at cost                       $16,429,815                $16,248,673
     Less: accumulated depreciation                             8,753,507                  8,431,139
                                                              -----------                 ----------
     Building and improvements, net                             7,676,308                  7,817,534
     Land, at cost                                             10,987,034                 10,987,034
                                                              -----------                -----------
     Property, net                                             18,663,342                 18,804,568

Cash and cash equivalents                                       1,136,546                  1,005,152
Accounts receivable                                               124,107                    173,001
Restricted cash                                                   263,926                    244,594
Debt financing costs, net                                         133,168                    148,835
Due from affiliates                                                   979                     -
Prepaid expenses and other assets, net                             14,002                     66,082
                                                              -----------                -----------
     Total assets                                             $20,336,070                $20,442,232
                                                              ===========                ===========
Liabilities:
Mortgage loans payable                                        $15,548,285                $15,675,953
Accrued interest                                                  105,805                    110,228
Deposits                                                          104,591                     92,394
Accrued expenses and other liabilities                            302,669                    286,382
Accrued expenses payable to affiliates                                  -                      1,006
                                                              -----------                -----------
     Total liabilities                                         16,061,350                 16,165,963
                                                              -----------                -----------

Commitments and Contingencies

Partners' capital:
     General partner                                              (79,817)                   (79,802)
     Limited partners:
         Class A Interests, 1,518,800                           4,354,537                  4,356,071
         Class B Interests, 2,111,072                                   -                          -
                                                              -----------                -----------
     Total partners' capital                                    4,274,720                  4,276,269
                                                              -----------                -----------
     Total liabilities and partners' capital                  $20,336,070                $20,442,232
                                                              ===========                ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                            June 30, 2003               June 30, 2002
                                                                            -------------               -------------
Revenues:
Rent                                                                           $670,292                   $665,690
Reimbursed expenses                                                             156,639                    146,534
Bad debts recovered                                                                -                       116,328
Interest and other income                                                         4,197                      8,692
                                                                               --------                   --------
     Total revenues                                                             831,128                    937,244
                                                                               --------                   --------

Expenses:
Interest expense                                                                321,363                    326,416
Depreciation and amortization                                                   171,750                    164,155
Management and property expenses                                                244,417                    265,906
Administrative and management fees to affiliates                                 51,988                     55,529
Professional fees and administrative expenses                                    30,748                     22,075
                                                                               --------                   --------

     Total expenses                                                             820,266                    834,081
                                                                               --------                   --------
Net income                                                                     $ 10,862                   $103,163
                                                                               ========                   ========

Net income attributable to:

     Limited partners                                                          $ 10,753                   $102,131
     General partner                                                                109                      1,032
                                                                               --------                   --------

Net income                                                                     $ 10,862                   $103,163
                                                                               ========                   ========

Income per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                                         $   0.72                   $   6.79
                                                                               ========                   ========

Weighted average number of 100
Class A interests outstanding                                                    15,188                     15,188
                                                                               ========                   ========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                            June 30, 2003             June 30, 2002
                                                                            -------------             -------------
Revenues:
Rent                                                                         $1,321,154                 $1,338,591
Reimbursed expenses                                                             298,119                    268,402
Bad debts recovered                                                                 -                      116,328
Interest and other income                                                         8,511                     16,168
                                                                             ----------                 ----------
     Total revenues                                                           1,627,784                  1,739,489
                                                                             ----------                 ----------

Expenses:
Interest expense                                                                640,548                    650,495
Depreciation and amortization                                                   341,147                    325,732
Management and property expenses                                                495,738                    515,420
Administrative and management fees to affiliates                                103,023                    106,557
Professional fees and administrative expenses                                    48,877                     42,201
                                                                             ----------                 ----------
     Total expenses                                                           1,629,333                  1,640,405
                                                                             ----------                 ----------

Net (loss) income                                                            $   (1,549)                $   99,084
                                                                             ==========                 ==========

Net (loss) income attributable to:

     Limited partners                                                        $   (1,534)                $   98,093
     General partner                                                                (15)                       991
                                                                             ----------                 ----------

Net (loss) income                                                            $   (1,549)                $   99,084
                                                                             ==========                 ==========
Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                                       $    (0.10)                $     6.52
                                                                             ==========                 ==========
Weighted average number of 100
Class A interests outstanding                                                    15,188                     15,188
                                                                             ==========                 ==========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                           General         Class A           Class B
                                        Total              Partner        Interests         Interests
                                      ---------          -----------    -------------     -------------
PARTNERS' CAPITAL (DEFICIT)
  January 1, 2003                     $4,276,269          $(79,802)      $4,356,071           $    0


Net Loss                                  (1,549)              (15)          (1,534)               0
                                      ----------          --------       ----------           ------
PARTNERS' CAPITAL (DEFICIT)
  June 30, 2003                       $4,274,720         $ (79,817)      $4,354,537           $    0
                                      ==========         =========       ==========           ======























                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                                 June 30, 2003         June 30, 2002
                                                                                 -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                 $   (1,549)            $  99,084
Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
     Depreciation and amortization                                                   341,147               325,732
     Change in operating assets and liabilities:
     Decrease (increase) in accounts receivable                                       48,894                (2,523)
     Decrease in prepaid expenses and other assets, net                               47,989                44,483
     Decrease in accrued interest                                                     (4,423)               (4,410)
     Increase in accrued expenses, deposits, and other liabilities                    28,484                35,848
     (Decrease) increase in accrued expenses payable to affiliates                    (1,006)                2,988
                                                                                  ----------             ---------
Net cash provided by operating activities                                            459,536               501,202
                                                                                  ----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property improvements                                                          (181,142)             (108,811)
                                                                                  ----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in restricted cash                                                     (19,332)               (1,220)
     Principal repayments on mortgage loans payable                                 (127,668)             (117,733)
                                                                                  ----------             ---------
Net cash used in financing activities                                               (147,000)             (118,953)
                                                                                  ----------             ---------

NET INCREASE IN
     CASH AND CASH EQUIVALENTS                                                       131,394                273,438

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                           1,005,152               705,399
                                                                                  ----------             ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                                $1,136,546             $ 978,837
                                                                                  ==========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

Cash paid during the period for interest                                          $  644,971             $ 654,905
                                                                                  ==========             =========



                 See Accompanying Notes to Financial Statements

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------



To the Board of Directors of CM Plus Corporation, General Partner of Concord Milestone Plus, L.P.


We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of June 30, 2003, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month and six month periods ended June 30, 2003 and June 30, 2002. These financial statements are the responsibility of the management of the Partnership.

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

August 4, 2003

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003


     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended June 30, 2003 and 2002 are unaudited. The financial statements for the periods ended June 30, 2003 and 2002 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2002 has been reclassified to conform to the 2003 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 2002.


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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED
JUNE 30, 2002

     The Partnership recognized a net income of $10,862 for the three months ended June 30, 2003 as compared to a net income of $103,163 for the same period in 2002.The change is primarily due to the following factors:

     (i) A decrease in revenue of $106,116 or 11.3% to $831,128 for the three months ended June 30, 2003 as compared to $937,244 for the three months ended June 30, 2002. The net decrease is due to the following a) an increase of $10,105 mainly due to an increase in insurance premiums at all properties and accrued real estate tax reimbursed expenses at the Valencia property and b) a one time bad debt recovery of $116,328 incurred in 2002 from a tenant bankruptcy settlement. (No such rent was collected in 2003.)

     (ii) A decrease in expenses of $13,815 or 1.6% to $820,266 for the three months ended June 30, 2003 as compared to $834,081 for the three months ended June 30, 2002. The net decrease is primarily due to the following: a) a decrease in management and property expenses of $21,489 primarily due to decrease in real estate tax at the Green Valley property and b) an increase in professional fees and administrative expenses of $8,673 due to an increase in accounting and legal fees.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

     The Partnership recognized a net loss of $1,549 for the six months ended June 30, 2003 as compared to a net income of $99,084 for the same period in 2002.The change is primarily due to the following factors:

     (i) A decrease in revenue of $111,705 or 6.4% to $1,627,784 for the six months ended June 30, 2003 as compared to $1,739,489 for the six months ended June 30, 2002. The net decrease is due to the following: a) an increase of $29,717 mainly due to an increase in insurance premiums at all properties and accrued real estate tax reimbursed expenses at the Valencia property b) a one time bad debt recovery of $116,328 incurred in 2002 from a tenant bankruptcy settlement (no such rent was collected in 2003), and c) a decrease in base rent collected by the Partnership of $17,437 due to the increase in vacancy at the Green Valley and Valencia properties.

     (ii) A decrease in expenses of $11,072 or 0.7% to $1,629,333 for the six months ended June 30, 2003 as compared to $1,640,405 for the six months ended June 30, 2002. The net decrease is primarily due to the following: a) a decrease in management and property expenses of $19,682 due to decrease in real estate tax at the Green Valley property and b) an increase in professional fees and other expenses of $6,676 due to an increase in accounting and legal fees.

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

     During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership retained several large regional real estate brokerage firms to help market the space. A Safeway Supermarket being built near the Green Valley Property has effectively negated the potential of a supermarket as a replacement tenant for the former Abco tenant. In March 2003, a lease was executed with Family Dollar, Inc. for 9,571 of the total square feet of 38,983, formerly leased by Abco. The Partnership has not identified a potential tenant for the remaining 29,412 square feet, and the Partnership does not know what affect, if any, that this continuing vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property. (In conjunction with the Family Dollar lease the Partnership expects to spend at total of approximately $300,000 for renovations and replacing the roof of the former Abco building.) The Partnership will deliver the premises to Family Dollar once the renovations are completed. Rent payments will commence one year after the delivery of the premises or acceptance of the premises by Family Dollar and continue through 2012. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the Abco vacancy. The Partnership is uncertain at this point if this $150,000 working capital or a portion of it will or will not be released as a result of the Family Dollar lease.

     As described in "Organization and Capitalization" above, the Partnership used Bond Units to fund real property acquisitions in 1988. The Bond Units were held by the United States Trust Company of New York, as trustee for the benefit of the holders. As of September 30, 1997, the Partnership closed three fixed rate first mortgages and used the proceeds of the mortgage loans and available cash to redeem all of the outstanding bonds. The United States Trust Company of New York was responsible for locating the bond holders and redeeming the Bond Units. As of 2002, United States Trust Company of New York had not been able to find all of the bond holders before it sold its corporate trust division to the Bank of New York. In December 2002, The Bank of New York notified the Partnership of its resignation as transfer agent due to a change in the services offered to their customers. The money still owed to the bond holders, totalling about $62,000 was returned to the Partnership. The Partnership is holding the money in a segregated cash account while making an effort to locate the bond holders. The liability is included in "accrued expenses and other liabilities" on the accompanying June 30, 2003 balance sheet.

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

     The cash on hand at June 30, 2003 will be used to fund (a) costs associated with releasing the Abco space since the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose (b) redeeming the final Bond Units once the holders are located; and (c) other general Partnership purposes.

     Net cash provided by operating activities of $459,536 for the six months ended June 30, 2003 included (i) a net loss of $1,549, (ii) non-cash adjustments of $341,147 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $119,938.

     Net cash provided by operating activities of $501,202 for the six months ended June 30, 2002 included (i) net income of $99,084, (ii) non-cash adjustments of $325,732 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $76,386.

     Net cash used in investing activities of $181,142 for the six months ended June 30, 2003 was for capital expenditures for property improvements.

     Net cash used in investing activities of $108,811 for the six months ended June 2002 was for capital expenditures for property improvements.

     Net cash used in financing activities of $147,000 for the six months ended June 30, 2003 include (i) principal repayments on mortgage loans payable of $127,668, and (ii) an increase in restricted cash of $19,332.

     Net cash used in financing activities of $118,953 for the six months ended June 30, 2002 include (i) principal repayments on mortgage loans payable of $117,733 and (ii) an increase in restricted cash of $1,220.

ITEM 3.  CONTROLS AND PROCEDURES.

     President and Treasurer Certifications. Attached as exhibits to this quarterly report are the certifications of the President and Treasurer of the Partnership's General Partner required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of disclosure controls and changes to internal controls over financial reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

     Disclosure Controls. Disclosure controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Partnership's reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Internal Controls over Financial Reporting. Internal Controls over financial reporting means a process designed by, or under the supervision of, the Partnership's principal executive and principal financial officers, or persons performing similar functions, and effected by the General Partner, the Partnership's management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and includes those policies and procedures that:

     -pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

     -provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership; and

     -provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the Partnershp's consolidated financial statements.

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

     Changes to Internal Controls over Financial Reporting. In accordance with the SEC's requirements, the President and the Treasurer of the General Partner note that, during the fiscal quarter ended June 30, 2003 there have been no significant changes in internal controls over financial reporting or in other factors that have affected or are reasonably likely to materially affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Conclusions regarding Disclosure Controls. Based upon the required evaluation of disclosure controls, the President and Treasurer of the General Partner have concluded that, as of June 30, 2003, the Partnership's disclosure controls are effective to provide reasonable assurance that material information relating to the Partnership is made known to management, including the President and Treasurer of the General Partner, particularly during the period when the Partnership's periodic reports are being prepared.

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

  31.1       Certification of the principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a).

  31.2       Certification of the principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a).

  32.1       Certifications by the principal executive officer, pursuant to section 906 of the Sarbanes -
             Oxley Act of 2002.

  32.2       Certifications by the principal financial officer, pursuant to section 906 of the Sarbanes -
             Oxley Act of 2002.

(B) REPORTS:
    No reports on form 8-K were filed during the quarter covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: 8/11/03                               CONCORD MILESTONE PLUS, L.P.
      -------                               ----------------------------
                                                   (Registrant)



                                          BY:    CM PLUS CORPORATION
                                                 ------------------------------
                                                 General Partner




                                          By:    /s/  Leonard Mandor
                                                 ------------------------------
                                                 Leonard Mandor
                                                 President



                                          By:    /s/ Patrick Kirse
                                                 ------------------------------
                                                 Patrick Kirse
                                                 Treasurer and Controller