Form 10QSB
period 2003-09-30
CONCORD MILESTONE PLUS L P
filed 2003-11-13
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB
(mark one)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              ---------    ----------

                        Commission file number 000-16757
                                               ---------

                          CONCORD MILESTONE PLUS, L.P.
                   -------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                     52-1494615
----------------------------------          -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     200 CONGRESS PARK DRIVE
             SUITE 103
       DELRAY BEACH, FLORIDA                               33445
---------------------------------------                ------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (561) 394-9260
                    -----------------------------------------
                (Issuer's Telephone Number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ----      -----
As of November 6, 2003, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Transitional small business disclosure format.

Yes       No  X
   ----     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                                               CONCORD MILESTONE PLUS, L.P.
                                                 (A LIMITED PARTNERSHIP)

                                                      BALANCE SHEETS

                                   SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

Assets:                                                                     September 30, 2003        December 31, 2002
                                                                            ------------------        -----------------
Property:
    Building and improvements, at cost                                          $16,628,167               $16,248,673
    Less: accumulated depreciation                                                8,923,406                 8,431,139
                                                                                -----------               -----------
    Building and improvements, net                                                7,704,761                 7,817,534
    Land, at cost                                                                10,987,034                10,987,034
                                                                                -----------               -----------
    Property, net                                                                18,691,795                18,804,568

Cash and cash equivalents                                                           929,036                 1,005,152
Accounts receivable                                                                 101,904                   173,001
Restricted cash                                                                     313,701                   244,594
Debt financing costs, net                                                           125,335                   148,835
Prepaid expenses and other assets, net                                               68,333                    66,082
                                                                                -----------               -----------
    Total assets                                                                $20,230,104               $20,442,232
                                                                                ===========               ===========
Liabilities:
Mortgage loans payable                                                          $15,485,973               $15,675,953
Accrued interest                                                                    105,381                   110,228
Deposits                                                                            104,987                    92,394
Accrued expenses and other liabilities                                              314,393                   286,382
Accrued expenses payable to affiliates                                                -                         1,006
                                                                                -----------               -----------
    Total liabilities                                                            16,010,734                16,165,963
                                                                                -----------               -----------
Commitments and Contingencies

Partners' capital:
    General partner                                                                 (80,371)                  (79,802)
    Limited partners:
        Class A Interests, 1,518,800                                              4,299,741                 4,356,071
        Class B Interests, 2,111,072                                                      -                         -
                                                                                -----------               -----------
    Total partners' capital                                                       4,219,370                 4,276,269
    Total liabilities and partners' capital                                     $20,230,104               $20,442,232
                                                                                ===========               ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                                                            September 30, 2003   September 30, 2002
                                                                            ------------------   ------------------
Revenues:
Rent                                                                             $648,987              $638,288
Reimbursed expenses                                                               152,015               144,513
Interest and other income                                                           7,054                54,077
                                                                                ---------              --------
    Total revenues                                                                808,056               836,878
                                                                                ---------              --------
Expenses:
Interest expense                                                                  323,584               328,798
Depreciation and amortization                                                     179,288               167,027
Management and property expenses                                                  292,813               295,542
Administrative and management fees to affiliates                                   52,350                52,714
Professional fees and administrative expenses                                      15,371                17,932
                                                                                ---------              --------
    Total expenses                                                                863,406               862,013
                                                                                ---------              --------
Net loss                                                                         $(55,350)             $(25,135)
                                                                                =========              ========
Net loss attributable to:

    Limited partners                                                             $(54,796)             $(24,883)
    General partner                                                                  (554)                 (252)
                                                                                ---------              --------
Net loss                                                                         $(55,350)             $(25,135)
                                                                                =========              ========
Loss per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                                          $   (3.64)             $  (1.65)
                                                                                =========              ========
Weighted average number of 100
Class A interests outstanding                                                      15,188                15,188
                                                                                =========              ========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                             September 30, 2003     September 30, 2002
                                                                             ------------------     ------------------
Revenues:
Rent                                                                             $1,970,141            $1,976,879
Reimbursed expenses                                                                 450,134               412,915
Bad debts recovered                                                                  -                    116,328
Interest and other income                                                            15,565                70,245
                                                                                 ----------            ----------
    Total revenues                                                                2,435,840             2,576,367
                                                                                 ----------            ----------
Expenses:
Interest expense                                                                    964,132               979,293
Depreciation and amortization                                                       520,435               492,759
Management and property expenses                                                    788,551               810,962
Administrative and management fees to affiliates                                    155,373               159,271
Professional fees and administrative expenses                                        64,248                60,133
                                                                                 ----------            ----------
    Total expenses                                                                2,492,739             2,502,418
                                                                                 ----------            ----------
Net (loss) income                                                                  $(56,899)             $ 73,949
                                                                                 ----------            ----------
Net (loss) income attributable to:

    Limited partners                                                               $(56,330)              $73,210
    General partner                                                                    (569)                  739
                                                                                 ----------            ----------
Net (loss) income                                                                  $(56,899)             $ 73,949
                                                                                 ==========            ==========
(Loss) Income per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                                           $    (3.75)           $     4.87
                                                                                 ==========            ==========
Weighted average number of 100
Class A interests outstanding                                                        15,188                15,188
                                                                                 ==========            ==========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003



                                                                           General          Class A          Class B
                                                        Total              Partner         Interests        Interests
                                                      ----------        ------------    --------------   ---------------
PARTNERS' CAPITAL (DEFICIT)
      January 1, 2003                                 $4,276,269          $(79,802)       $4,356,071           $0


Net Loss                                                 (56,899)             (569)          (56,330)           0
                                                      ----------          --------        ----------       ------------
PARTNERS' CAPITAL (DEFICIT)
      September 30, 2003                              $4,219,370          $(80,371)       $4,299,741           $0
                                                      ==========          ========        ==========       ============

























                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                                September 30, 2003   September 30, 2002
                                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                      $(56,899)              $73,949
Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation and amortization                                                       520,435               492,759
    Change in operating assets and liabilities:
    Decrease in accounts receivable                                                      71,097                63,350
    Increase in prepaid expenses and other assets, net                                   (6,919)              (47,247)
    Decrease in accrued interest                                                         (4,847)               (4,798)
    Increase in accrued expenses and other liabilities                                   40,604               100,080
    (Decrease) increase in accrued expenses payable to affiliates                        (1,006)               18,927
                                                                                        -------              --------
Net cash provided by operating activities                                               562,465               697,021
                                                                                        -------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                              (379,494)             (156,790)
                                                                                        -------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in restricted cash                                                         (69,107)              (91,006)
    Principal repayments on mortgage loans payable                                     (189,980)             (174,865)
                                                                                        -------              --------
Net cash used in financing activities                                                  (259,087)             (265,871)
                                                                                        -------              --------
NET (DECREASE) INCREASE IN
    CASH AND CASH EQUIVALENTS                                                           (76,116)              274,359

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                               1,005,152               705,399
                                                                                      ---------               -------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                                      $929,036              $979,758
                                                                                       ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                                               $968,979              $984,091
                                                                                       ========              ========



                 See Accompanying Notes to Financial Statements

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of CM Plus Corporation, General Partner of Concord Milestone Plus, L.P.

We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of September 30, 2003, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month and nine month periods ended September 30, 2003 and September 30, 2002. These financial statements are the responsibility of the management of the Partnership.

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


November 6, 2003

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)




     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended September 30, 2003 and 2002 are unaudited. The financial statements for the periods ended September 30, 2003 and 2002 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2002 has been reclassified to conform to the 2003 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-K for the year ended December 31, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

GENERAL
-------

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

Organization and Capitalization
-------------------------------

    Concord Milestone Plus, L.P., a Delaware limited partnership (the "Partnership"), was formed on December 12, 1986, for the purpose of investing in existing income-producing commercial and industrial real estate. The general partner is CM Plus Corporation. The Partnership began operations on August 20, 1987, and currently owns and operates three shopping centers located in Searcy, Arkansas; Valencia, California; and Green Valley, Arizona (the "Properties").

    The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of Bonds and 36 Class B Interests. The Partnership redeemed all of the outstanding Bonds as of September 30, 1997 with the proceeds of three fixed rate mortgage loans. Each Equity Unit consists of 100 Class A Interests and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 which represent the Class B Interests from the sale of the Bond Units.

Results of Operations
---------------------

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002
------------------

    The Partnership recognized a net loss of $55,350 for the three months ended September 30, 2003 as compared to a net loss of $25,135 for the same period in 2002.The change is primarily due to the following factors:

    (i) A decrease in revenue of $28,822 or 3.4% to $808,056 for the three months ended September 30, 2003 as compared to $836,878 for the three months ended September 30, 2002. The net decrease in revenue is due to the following a) an increase in tenants monthly base rent of $10,699 for the quarter in Green Valley property b) an increase in reimbursed expenses of $7,502 is mainly due to an increase in insurance premiums at all properties and accrued real estate tax reimbursed expenses at the Valencia property and c) a decrease in interest and other income of $47,023 is primarily due to Valencia being awarded $10,747 in an appeal for the 2002 real estate direct tax assessment year as compared to $37,912 in an appeal for the real estate direct tax assessment years 1997 thru 2001; and which was reflected in the financial statements for the quarter ended September 30, 2002.

    (ii) An increase in expenses of $1,393 or 0.1% to $863,406 for the three months ended September 30, 2003 as compared to $862,013 for the three months ended September 30, 2002. The net increase in expenses is primarily due to a) an increase in depreciation expense during the three months ended September 30, 2003 of $12,261 due to capital expenditures incurred during 2002 and 2003 for roof replacement and tenant improvements at the Valencia and Green Valley properties b) a decrease in interest expense during the three months ended September 30, 2003 of $5,214 due to the principal balance of the mortgages being reduced by the normal monthly principal payments being made in accordance with the loan amortization schedules and c) a decrease during the three months ended September 30, 2003 in management and property expenses of $2,729 primarily due to decrease in real estate tax at Green Valley

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002
------------------

    The Partnership recognized a net loss of $56,899 for the nine months ended September 30, 2003 as compared to a net income of $73,949 for the same period in 2002.The change is primarily due to the following factors:

    (i) A decrease in revenue of $140,527 or 5.4% to $2,435,840 for the nine months ended September 30, 2003 as compared to $2,576,367 for the nine months ended September 30, 2002. The net decrease in revenue is due to the following:
a) in the nine months ended September 30, 2003 insurance premiums at all properties and accrued real estate tax reimbursed expenses at the Valencia property increased $37,219 from the nine months ended September 30, 2002 b) a one time bad debt amount of $116,328 was recovered in April 2002 and there was no bad debt recovered in 2003, and c) a decrease in interest and other income of $54,680 was primarily due to Valencia being awarded $10,747 in an appeal for the 2002 real estate tax direct assessment year as compared to $37,912 in an appeal for the estate direct tax assessment years 1997 thru 2001 which was reflected in the financial statements for the quarter ended September 30, 2002.

    (ii) A decrease in expenses of $9,679 or 0.3% to $2,492,739 for the nine months ended September 30, 2003 as compared to $2,502,418 for the nine months ended September 30, 2002. The net decrease in expenses is primarily due to the following: a) an increase in the nine months ended September 30, 2003 in depreciation expense of $27,676 due to capital expenditure incurred during 2002 and 2003 for roof replacement and tenant improvements at the Valencia and Green Valley properties b) a decrease in the 9 months ended September 30, 2003 of interest expense of $15,161 due to the principal balance of the mortgages being reduced by the normal monthly principal payments being made in accordance with the loan amortization schedules and c) a decrease in the 9 months ended September 30, 2003 in management and property expenses of $22,411 primarily due to decrease in real estate tax at Green Valley.

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

     During February 1999, the Partnership received notice from Abco, the principal anchor tenant at the Green Valley Property, that Abco would not be renewing its lease at the expiration of its term on July 31, 1999. Abco vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership retained several large regional real estate brokerage firms to help market the space. A Safeway Supermarket being built near the Green Valley Property has effectively negated the potential of a supermarket as a replacement tenant for the former Abco tenant. In March 2003, a lease was executed with Family Dollar, Inc. for 9,571 of the total square feet of 38,983, formerly leased by Abco. The Partnership has not identified a potential tenant for the remaining 29,412 square feet, and the Partnership does not know what effect, if any, that this continuing vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property. The Partnership delivered the premises to Family Dollar in June 2003. Rent payments of $3,982.50 per month will commence in August 2004 and continue through December 2008 with four 5 years options to renew unless the lease is breached or otherwise terminated. Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the Abco vacancy. The Partnership is uncertain if this $150,000 or a portion of it will ever be released or if so, when, as a result of the Family Dollar lease.

    As described in "Organization and Capitalization" above, the Partnership used Bond Units to fund real property acquisitions in 1988. The Bond Units were held by the United States Trust Company of New York, as trustee for the benefit of the holders. As of September 30, 1997, the Partnership redeemed all of the outstanding bonds. The United States Trust Company of New York was responsible for locating the bond holders and redeeming the Bond Units. As of 2002, United States Trust Company of New York had not been able to find all of the bond holders. In December 2002, The Bank of New York notified the Partnership of its resignation as transfer agent due to a change in the services offered to their customers. The money still owed to the bond holders, totalling about $62,000 was returned to the Partnership. As of September 30, 2003, the Partnership has been able to locate five of the six bond holders and disbursed to them approximately $53,000. The Partnership is holding $9,000 in a segregated cash account while making an effort to locate the last bond holder. The liability is included in "accrued expenses and other liabilities" on the accompanying September 30, 2003 balance sheet.

    The Partnership has made distributions to its partners in the past. Distributions were suspended after the second quarter of 1999. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to whether the Partnership will make distributions, and if so, the timing or amount of any future distributions, by the Partnership.

    Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

    The cash on hand at September 30, 2003 will be used to fund (a) costs associated with releasing the Abco space which exceed the $150,000 held in escrow (b) redeeming the final Bond Units if the last holder is located; and (c) other general Partnership purposes.

    Net cash provided by operating activities of $562,465 for the nine months ended September 30, 2003 included (i) a net loss of $56,899, (ii) non-cash adjustments of $520,435 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $98,929.

    Net cash provided by operating activities of $697,021 for the nine months ended September 30, 2002 included (i) net income of $73,949, (ii) non-cash adjustments of $492,759 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $130,313.

    Net cash used in investing activities of $379,494 for the nine months ended September 30, 2003 was for capital expenditures for property improvements.

    Net cash used in investing activities of $156,790 for the nine months ended September 2002 was for capital expenditures for property improvements.

     Net cash used in financing activities of $259,087 for the nine months ended September 30, 2003 include (i) principal repayments on mortgage loans payable of $189,980, and (ii) an increase in restricted cash of $69,107.

    Net cash used in financing activities of $265,871 for the nine months ended September 30, 2002 include (i) principal repayments on mortgage loans payable of $174,865 and (ii) an increase in restricted cash of $91,006.

ITEM 3.  CONTROLS AND PROCEDURES.
---------------------------------

    President and Treasurer Certifications. Attached as exhibits to this quarterly report are the certifications of the President and Treasurer of the Partnership's General Partner required by Rules 13a- 15 and 15d-15 of the Securities Exchange Act of 1934 (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of disclosure controls and changes to internal controls over financial reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

    -provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership; and

    -provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the Partnership's consolidated financial statements.

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

    Changes to Internal Controls over Financial Reporting. In accordance with the SEC's requirements, the President and the Treasurer of the General Partner note that, during the fiscal quarter ended September 30, 2003 there have been no significant changes in internal controls over financial reporting or in other factors that have affected or are reasonably likely to materially affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Conclusions regarding Disclosure Controls. Based upon the required evaluation of disclosure controls, the President and Treasurer of the General Partner have concluded that, as of September 30, 2003, the Partnership's disclosure controls are effective to provide reasonable assurance that material information relating to the Partnership is made known to management, including the President and Treasurer of the General Partner, particularly during the period when the Partnership's periodic reports are being prepared.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) EXHIBIT:


 Number               Description of Document
--------              -----------------------
    3.1               Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus,
                      L.P. incorporated herein by reference to Exhibit A to the Registrant's Prospectus included as Part I of the Registrant's Post-Effective Amendment No. 3 to the
                      Registrant's Registration Statement on Form S-11 Registration No. 000-16757 (the
                      "Registration Statement") which was declared effective on April 3, 1987.

    3.2               Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of
                      Concord Milestone Plus, L.P.,incorporated herein by reference to Exhibit 3.2 to
                      Registrant's Form 10-K for the fiscal year ended December 31, 1987 ("1987 Form
                      10-K").

    3.3               Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of
                      Concord Milestone Plus, L.P. incorporated herein by reference to Exhibit 3.3 to the
                      1987 Form 10-K.

    3.4               Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of
                      Concord Milestone Plus, L.P. incorporated herein by reference to Exhibit 3.4 to the
                      1987 Form 10-K.

    3.5               Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of
                      Concord Milestone Plus, L.P. incorporated herein by reference to Exhibit 3.5 to the
                      1987 Form 10-K.

    3.6               Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of
                      Concord Milestone Plus, L.P. incorporated herein by reference to Exhibit 3.6 to
                      Registrant's Form 10-K for the fiscal year ended December 31, 1988.

    31.1              Certification of the principal executive officer pursuant to Rule 13a-14(a) or 15d-
                      14(a).

    31.2              Certification of the principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a).

    32.1              Certification by the principal executive officer, pursuant to section 906 of the
                      Sarbanes - Oxley Act of 2002 and Section 1350 of the United States Code.

    32.2 Certifications by the principal financial officer, pursuant to section 906 of the Sarbanes - Oxley Act of 2002 and Section 1350 of the United States Code.


(b) REPORTS:
    No reports on form 8-K were filed during the quarter covered by this Report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: 11/6/03                               CONCORD MILESTONE PLUS, L.P.
                                            ----------------------------
                                                    (Registrant)



                                       BY:   CM PLUS CORPORATION
                                             --------------------------------
                                             General Partner




                                       By:   /s/ Leonard Mandor
                                             --------------------------------
                                             Leonard Mandor
                                             President



                                       By:   /s/ Patrick Kirse
                                             --------------------------------
                                             Patrick Kirse
                                             Treasurer and Controller