Form 10KSB
period 2003-12-31
CONCORD MILESTONE PLUS L P
filed 2004-04-13
CIK 808460

                                     PART I
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2003
                        Commission file number 000-16757

                          CONCORD MILESTONE PLUS, L.P.
              ----------------------------------------------------
                 (Name of small business issuer in its charter)


               DELAWARE                                 52-1494615
------------------------------------         ---------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

200 CONGRESS PARK DRIVE, SUITE 103,
       DELRAY BEACH, FLORIDA                              33445
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number, including area code        (561)394-9260
                                                      --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:   None
Securities registered pursuant to Section 12(g) of the Exchange Act:

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $3,287,529

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliates in Rule 12b-2 of the Exchange Act).

          The Class A and Class B Interests are not traded on any national securities exchange or quoted on any national quotation system, and therefore, the market value of the equity cannot be computed.

As of March 10, 2004, 1,518,800 Class A Interests and 2,111,072 Class B Interests were outstanding.

Transitional Small Business Disclosure Format (check one)    Yes [ ]    No [X]

                          CONCORD MILESTONE PLUS, L.P.
                         2003 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                                                               Page
                                                                                                                               ----
PART I ................................................................................................................

                Item 1. Business ......................................................................................           2

                Item 2. Properties ....................................................................................           3

                Item 3. Legal Proceedings..............................................................................          11

                Item 4. Submission of Matters to Vote of Security Holders .............................................          11

PART II ...............................................................................................................

                Item 5. Market for Registrant's Equity Securities and Related Security Holders
                           Matters and Small Business Issuer's Purchases of Equity Securities .........................          12

                Item 6. Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.......................................................................          13

                Item 7. Financial Statements...........................................................................          18

                Item 8. Changes in and Disagreements With Accountants on Accounting and
                           Financial Disclosure........................................................................          35

                Item 8A. Controls and Procedures.......................................................................          36

PART III ..............................................................................................................

                Item 9. Directors and Executive Officers of the Registrants............................................          37

                Item 10. Compensation..................................................................................          38

                Item 11. Security Ownership of Certain Beneficial Owners and Management and
                           Related Holders Matters.....................................................................          38

                Item 12. Certain Relationships and Related Transactions ...............................................          39

                Item 13. Exhibits Lists and Reports on Form 8-K .......................................................          41

                Item 14. Principal Accountant Fees and Services .......................................................          44


PART I

     This Annual Report on Form 10-KSB (this "Report") and any documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership's (as defined below) industry, management beliefs, and certain assumptions made by the Partnership's management and involve known and unknown risks, uncertainties and other factors. Such factors include, among other things, the following: general economic and business conditions, which will affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS.

     (a) Business Development.

     Concord Milestone Plus, L.P. (the "Partnership") was organized as a Delaware limited partnership on December 12, 1986 with CM Plus Corporation, a Delaware corporation as its general partner (the "General Partner"). Since December 28, 2001 the General Partner is wholly owned by Milestone Properties, Inc.("MPI"), a Delaware corporation. MPI reorganized its subsidiaries on that date and as a result the General Partner is now a wholly owned subsidiary of MPI. This reorganization had no effect on the General Partner or the Partnership. The Partnership is engaged in the business of owning and operating three shopping centers. The General Partner's only activity is that of being the general partner for the Partnership. CMP Beneficial Corp., a wholly owned subsidiary of MPI, was organized under Delaware law in December 1986 for the sole purpose of holding limited partnership interests in the Partnership for the benefit of holders of the Class A Interests and Class B Interests and has engaged in no business activities other than fulfilling its obligations under the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement").

     (b) Business of Issuer.

     The Partnership has only one industry segment, commercial real estate.

     The Partnership was formed for the purpose of investing in existing income-producing commercial and industrial real estate, such as shopping centers, office buildings, free-standing commercial buildings, warehouses and distribution centers. The Partnership currently owns and operates three shopping centers (and the land they are situated on), one located in Searcy, Arkansas (the "Searcy Property"), one located in Valencia, California (the "Valencia Property") and one located in Green Valley, Arizona (the "Green Valley Property").

     The amount of revenues from tenants attributable to the Searcy Property, the Valencia Property and the Green Valley Property (collectively, the "Properties") was (i) $540,462, $1,445,597, $1,294,656 respectively, for the fiscal year ended December 31, 2003, (ii) $643,118, $1,454,745, $1,286,571
respectively, for the fiscal year ended December 31, 2002 and (iii) $464,554, $1,434,135, $1,215,203 respectively, for the fiscal year ended December 31, 2001. None of the tenants are affiliates of the Partnership.

     See Item 2, "Properties", of this Report for additional information as to the Properties, including a description of the competitive conditions affecting them and our dependence on certain tenants.

     The Partnership employs four full time people and two part time people at the Green Valley Property who provide general administrative and maintenance services. Milestone Property Management, Inc., an affiliate of the General Partner, provides all management services for the Partnership and Milestone Properties, Inc., the parent of the General Partner, provides administrative services to the Partnership. Aside from its two officers, the General Partner has no employees. See Item 12, "Certain Relationships and Related Transactions", of this Report.

ITEM 2.  PROPERTIES.

     The Properties consist of three shopping centers: the Searcy Property, the Valencia Property and the Green Valley Property. For the purposes of this Report, the following is a glossary of terms:

     a. "Occupancy rate" - The rate of the actual leased area (square footage) to gross leaseable area (square footage) as of the end of the applicable fiscal year (December 31).

     b. "Leaseable area" - The area (square footage) for which rent is charged.

     c. "Average effective annual rental per square foot" - The average rental rate received per square foot of leased space taking rental concessions and discounts into consideration.

     d. "Total rent" - Minimum annual base rent plus percentage rental revenue.

Mortgage Loans

     As of September 30, 1997, the Partnership closed on mortgage loans (the "Mortgage Loans") for the Properties in the amounts of $2,865,000 (Searcy), $8,445,000 (Valencia) and $5,400,000 (Green Valley). All three Mortgage Loans are secured by cross-collateralized first mortgages on the properties. Prior to September 30, 1997, the Properties were encumbered by mortgages granted by the Partnership to the holders of the Partnership's Escalating Rate Collateralized Mortgage Bonds due November 30, 1997 (the "Bonds"). The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds.

     The Mortgage Loans and related terms at December 31, 2003 for the Properties are summarized as follows:

                               OUTSTANDING
                                 PRINCIPAL        ANNUAL            MONTHLY
                                BALANCE AT      INTEREST        PAYMENTS OF
                                  DECEMBER        RATE %          PRINCIPAL
 PROPERTY/LOCATION                31, 2003       (FIXED)       AND INTEREST
 -----------------             -----------      --------       ------------
 Searcy, AR                     $2,676,594         8.125            $21,640
 Valencia, CA                    7,688,631         8.125             65,881
 Green Valley, AZ                5,053,626         8.250             41,252
                               -----------                     ------------
 Total                         $15,418,851                         $128,773
                               ===========                     ============


     The Mortgage Loans require payments of principal and interest through and including September 1, 2007. On October 1, 2007, the balance of the outstanding principal and interest is estimated to be $2,505,981, $7,003,227 and $4,738,096 for the Mortgage Loans on Searcy, Valencia and Green Valley Properties, respectively, assuming no prepayments and will be due and payable. Subsequent to October 31, 2003 and prior to May 31, 2007, each Mortgage Loan may be prepaid in whole but not in part on any payment date with a prepayment penalty equal to the greater of (i) 1% of the outstanding principal balance at such time, or
(ii) the excess, if any, of the present value of the remaining scheduled principal and interest payments (including any balloon payment), discounted at the Discount Rate (as defined below), over the amount of principal being prepaid. The Mortgage Loans may be prepaid without penalty on any payment date after May 31, 2007. The Discount Rate is a rate determined as of the week ending prior to the prepayment date and is based on the published rates of U.S. Government securities having maturities approximating the maturity date of the Mortgage Loans. The Mortgage Loans are each secured by first mortgages on all three of the Partnership's Properties and a default under any of the Mortgage Loans constitutes a default on all of the Mortgage Loans. Each mortgage may be released at the Partnership's option after the corresponding Mortgage Loan is fully paid provided that no event of default exists under any of the Mortgage Loans, the mortgagee has not given the Partnership notice of any event which, with the passage of time, would constitute an event of default, under any of the mortgage Loans and certain other conditions are satisfied. There is no limitation on the amount of mortgage indebtedness that may be imposed on any property.

     In connection with the Green Valley Mortgage Loan, the Partnership has deposited $150,000 into an escrow account (the "Green Valley Escrow Account") with the lender. The funds held in the Green Valley Escrow Account would be released to the Partnership upon the execution of a new lease for the major tenant space, with a termination date of July 31, 2004 or later, and the satisfaction of certain other conditions.

     The General Partner guarantees certain limited recourse obligations under the Mortgage Loans.


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

     Description. The Searcy Property, which was completed in July 1985, is a one-story masonry and steel building whose exterior is painted concrete block with masonry, brick and glass fronts. The Searcy Property contains 78,436 gross leaseable square feet divided into eleven units. The entire Town and Country Plaza has parking for 970 cars of which approximately 570 parking spaces are allocated to the Searcy Property. In the opinion of the General Partner, the Searcy Property is adequately insured.

     Taxes. The Partnership's adjusted federal income tax basis for the Searcy Property is approximately $2,706,016, of which $430,000 is allocated to land and $2,276,016 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

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

     Operating and Tenant Information. As of March 1, 2004, there were ten tenants, including two anchor tenants, at the Searcy Property. The anchor tenants are J.C. Penney department store and Dunlap Co. The other eight tenants provide a variety of goods and services. The occupancy rate was 98.7%, and 98.7% as of December 31, 2003 and 2002, respectively.

     The tables on pages 8 and 9 of this Report further describe and summarize certain operating data and tenant information for the Property as of December 31, 2003.

     There are at present no options to purchase nor any contracts to purchase the Searcy Property.


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

     Description. Old Orchard Shopping Center is an eight building, one-story masonry and steel shopping center complex that was originally constructed in 1965. During 1985 and 1986, the shopping center was renovated and enlarged to 103,413 square feet of gross leaseable area. There remains no undeveloped or unimproved property. The exterior construction is pre-cast concrete, fluted block and decorative tile. The shopping center has over 478 parking spaces. In the opinion of the General Partner, the Valencia Property is adequately insured.

     Taxes. The Partnership's adjusted federal income tax basis for the Valencia Property is $10,274,226, of which $6,500,000 is allocated to land and $3,774,226 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

     Competition. In 1996, a 78,000 square foot shopping center opened on Old Orchard Street across from the Valencia Property. This center includes a 46,000 square foot Ralph's Supermarket, a 16,000 square foot drugstore and 16,000 square feet of smaller stores. This shopping center has not materially adversely affected the occupancy rate at the Valencia Property. Within two miles of the Valencia Property there are competing shopping facilities at Newhall Plaza with a Von's Food Store and 10 satellite stores, Granary Square with a Hughes Food Market, Long's Drugstore and 26 satellite stores, a Safeway Supermarket complimented by 14 satellite stores and the Alpha Beta Center with Alpha Beta Food stores and 16 satellite stores. In 1992, a strip center anchored by a Ralph's Foods opened within a mile of the Valencia Property. Several new centers have opened within five miles of the Valencia Property including a Kohl's Department store.

     Operating and Tenant Information. As of March 1, 2004, there were 24 tenants, including two anchor tenants, and 2 new tenants whose leases commenced in February 2004 at the Valencia Property. The two anchor tenants are an Albertson's grocery store and a Rite Aid pharmacy. The other 22 tenants provide a variety of goods and services. The occupancy rate was 88.05% and 94.68% as of December 31, 2003 and 2002, respectively.

     The tables on pages 8 and 9 further describe and summarize certain operating data and tenant information for the Property as of December 31, 2003.

     There are at present no options to purchase nor any contracts to purchase the Valencia Property.


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

     Description. Green Valley Mall is an open-air shopping complex originally built in the 1960's and expanded at various times throughout the 1970's and 1980's. The shopping center is comprised of several buildings, including some that are free standing, totaling 173,359 gross leaseable square feet (adjusted by 800 square feet representing the mall office). The exterior construction is a combination of adobe block, split face block and painted concrete block. The mall has approximately 975 parking spaces. In the opinion of the General Partner, the Green Valley Property is adequately insured.

     Taxes. The Partnership's adjusted federal income tax basis for the Green Valley Property is $9,141,771, of which $5,100,000 is allocated to land and $4,041,771 to the buildings and improvements. For financial statement purposes, the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 5 to 10 years using the straight-line method of cost recovery.

     Competition. The Green Valley Property competes directly with the 142,500 square foot Continental Shopping Plaza, built in 1980, located at Continental Road and Interstate 19 approximately one mile south of the Green Valley Property. The Continental Shopping Plaza is anchored by a Safeway Supermarket and several major tenants, McDonalds, Osco Drug, true Value Hardware, Kentucky Fried Chicken, M & I Bank and 45 local tenants. There is a shopping center located 3 miles to the north of the Green Valley Property in the incorporated town of Sahuarita. This shopping center includes a 65,000 square foot Wal-Mart Department Store and a 42,000 square foot Bashas' Food Store as anchor tenants plus 25,000 square feet of space leased to Blockbuster, Radio Shack, Subway and 12 local tenants. Another center located to the north of the Green Valley Property, is the former Kmart Plaza, which was sold and the new name is the "Valle Verde Center." The Kmart building is 45,000 square feet which Kmart closed in 1995. In April of 2004 Beall's Outlet Store will open in the Valle Verde Center with a 20,000 square foot store and Beall's will close its store at the Green Valley Property but has stated its intent to re-open the store with its new concept bed and bath store. There is additional space for a 4,000 square foot restaurant. Other tenants in Valle Verde Center are the Desert Sky multiplex theater, Dairy Queen, Taco Bell, and a 6,000 sq.ft. RV automatic wash. Since the incorporation of Sahuarita, several large areas have been rezoned for commercial development. A small center located 2.5 miles north of Green Valley Property called "The Quorum" opened in 2000. Tenants in the "Quorum" are Carpet One, Animal Doctor, Domino Pizza, Burger King, Sears and a restaurant called Coach's. In 2002 a large parcel of land was purchased 2 miles north of the Green Valley property and a new Safeway Supermarket was build with a planned development of 20,000 feet of small shops yet to be developed. In April of 2004 a new shopping center is being developed called Madera Marketplace. Ground has been broken for a new 188,228 Wal-Mart Super Center, planned to open in Spring of 2005. Future tenants in Madera Marketplace will include Bank of America, Wells Fargo Bank Branch, Fletcher Tire & Auto, Walgreens and 20,000 feet for additional tenants. Development in the town of Sahuarita is growing 10 to 15 percent per year.

     Operating and Tenant Information. As of March 1, 2004, there were 67 tenants, including two anchor tenants, at the Green Valley Property. The two anchor tenants include a Beall's outlet store and an Ace Hardware store. The third anchor tenant space has been re-demised with a portion of the space leased to Family Dollar. The other 64 tenants provide a variety of goods and services. The occupancy rate was 69.74% and 61.88%, as of December 31, 2003 and 2002, respectively.

     Abco, the former principal anchor tenant at the Green Valley Property vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership has retained a succession of several regional real estate brokerage firms to help market the space. A new Safeway Supermarket near the Green Valley Property that was built in 2002 has effectively negated the potential of a supermarket as a replacement tenant for the former Abco tenant. In March 2003, a lease was executed with Family Dollar, Inc. for 9,571 of the 38,983 total square footage, formerly leased by Abco. In conjunction with the work performed in preparing the building to be subdivided and to accommodate Family Dollar, an approximate 3,528 square foot area was reconfigured since it restricted the visibility of the remaining vacant space. This amount of square footage is no longer leaseable. The Partnership has not identified a potential tenant for the remaining 25,884 square feet, and the Partnership does not know what effect, if any, that this continuing vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property. The Partnership delivered the premises to Family Dollar in June 2003 and the lease was effective beginning August 2003. Rent payments of $3,982.50 per month will commence in August 2004 and continue through December 2008 with four 5 years options to renew unless the lease is breached or otherwise terminated. In accordance with applicable accounting principles, the Partnership is recognizing rent income over the full term of the lease, including the "free-rent" period from August 2003 through July 2004.

     Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the Abco vacancy. The Partnership is uncertain if this $150,000 or a portion of it will ever be released or if so, when, as a result of the Family Dollar lease.

     Many of the tenants at the Green Valley Property have short term leases. The Partnership will incur expenses in releasing the remaining vacant Abco space and cannot predict how soon such space will be leased and the terms of such new lease or leases. To date the vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the remaining Abco space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates. The occupancy rate has increased from 61.88% at December 31, 2002 to 69.74% at December 31, 2003. Although this is viewed as positive trend, the General Partner can not guarantee that the tenants with leases expiring in 2004 and in future years will renew such leases at current rates or at all.

     The tables on pages 8 and 9 of this Report further describe and summarize certain operating data and tenant information for the Property as of December 31, 2003.

     There are at present no options to purchase nor any contracts to purchase the Green Valley Property.

TABLE 1.  SUMMARY OF OPERATING AND TENANT INFORMATION AS OF DECEMBER 31, 2003


                                      TENANT
                                      OCCUPYING>10%
                                      OF GLA/NATURE   SQUARE  OCCUPANCY  BASE RENT                                LEASE      ANNUAL
LOCATION             PROPERTY         OF BUSINESS      FEET      RATE    PER SQ.FT.  PERCENTAGE RENT & OTHER   EXPIRATION  R/E TAXES
----------     --------------------   --------------  ------  ---------  ----------  -----------------------   ----------  ---------
Searcy, AR     Town & Country Plaza                   78,436    98.72%   $6.07 (1)                                          $22,992

                                      J.C. Penney     39,396             $5.22       1.5% of Sales in excess   8/31/2007
                                      Department                                     of $11,820,004.
                                      Store                                          Pro-rata reimbursement
                                                                                     for real estate taxes
                                                                                     over the base year
                                                                                     amount. Common area
                                                                                     maintenance reimbursed
                                                                                     at fixed intervals over
                                                                                     the lease term.

                                      Dunlap Co.      15,600             $6.00       Common area maintenance   1/31/2006
                                      Junior                                         and insurance
                                      Department                                     reimbursement capped at
                                      Store                                          $7,800 annually and
                                                                                     $1,080 annually,
                                                                                     respectively. Real
                                                                                     Estate taxes reimbursed
                                                                                     over the 2001 base
                                                                                     year.

Valencia, CA   Old Orchard                           103,413    88.05%  $10.37 (1)                                         $150,082
               Shopping Ctr.

                                      Albertson's     31,842             $9.42       1.25% of Sales in         6/30/2006
                                      Full Service                                   excess of $38,000,000
                                      Grocer                                         less amounts paid for
                                                                                     property taxes,
                                                                                     assessments and
                                                                                     insurance premiums. (2)

                                      Rite Aid        18,125             $2.48       Rent is payable in an     5/31/2005
                                      Pharmacy                                       amount equal to 3% of
                                                                                     the tenant's gross
                                                                                     sales for the previous
                                                                                     month, but not less
                                                                                     than $45,000 annually.
                                                                                     Pays no reimbursed
                                                                                     expenses.
Green Valley,
AZ             Green Valley Mall      None (3)       173,359    69.74%   $5.83 (1)                                         $191,839


(1) Represents the average rental rate including base and percentage rent per square foot of leased space taking rental concessions and discounts into consideration.
(2) Pro-rata reimbursement for real estate taxes, common area maintenance and insurance.
(3) The sole space greater than 10% of GLA is currently vacant. Abco vacated this space in May, 1999. The portion of the space leased to Family Dollar.

TABLE 2.  SUMMARY OF LEASE EXPIRATIONS AS OF DECEMBER 31, 2003


                                                                                  GROSS LEASEABLE
                                                 YEAR OF          NUMBER OF       AREA EXPIRING        ANNUAL      % OF GROSS ANNUAL
LOCATION                  PROPERTY           LEASE EXPIRATION   LEASES EXPIRING   (IN SQUARE FEET)   MINIMUM RENT     MINIMUM RENT
----------          ----------------------   ----------------   ---------------   ----------------   ------------  -----------------
Searcy, AR          Town & Country Plaza          2005                 4               9,440           $73,115           15.3%
                                                  2006                 1              15,600           $93,600           19.6%
                                                  2007                 2              45,369          $241,438           50.7%
                                                  2008                 1               1,600           $16,000            3.4%
                                                  2011                 2               5,422           $52,650           11.0%
                                               Vacancies               1               1,005              -                -
                                                                ---------------   ----------------   ------------  -----------------
                                                 Total                11              78,436          $476,803          100.0%
                                             ================   ===============   ================   ============  =================

Valencia, CA        Old Orchard Shopping         M-T-M                 1               2,490           $41,988            3.9%
                    Center                        2004                 1               4,200           $66,518            6.2%
                                                  2005                 5              30,609          $240,156           22.4%
                                                  2006                 4              36,994          $390,089           36.4%
                                                  2007                 5               6,700          $157,209           14.7%
                                                  2008                 5               9,180          $155,263           14.4%
                                                  2012                 1               1,200           $21,600            2.0%
                                                Vacancies              2              12,040              -                -
                                                                ---------------   ----------------   ------------  -----------------
                                                 Total                24             103,413        $1,072,823          100.0%
                                             ================   ===============   ================   ============  =================



Green Valley, AZ    Green Valley Mall             M-T-M                3               2,649           $26,532            2.6%
                                                  2004                23              27,978          $233,025           23.1%
                                                  2005                15              25,304          $250,275           24.7%
                                                  2006                18              41,478          $390,095           38.5%
                                                  2007                 2               3,260           $33,375            3.3%
                                                  2008                 6              20,245           $78,750            7.8%
                                                Vacancies             18              52,445              -                -
                                                                ---------------   ----------------   ------------  -----------------
                                                  Total               85             173,359        $1,012,052          100.0%
                                             ================   ===============   ================   ============  =================

                          CONCORD MILESTONE PLUS, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003

                                                               Capitalized Subsequent
                                                                  To Acquisition                        Gross Amount
                                         Initial Cost           Net of Write Down              at which Carried at Close of Period
                                      -----------------   -------------------------------    ---------------------------------------

                                                       Building &                             Accumulated      Date     Depreciation
Description and Location    Encumbrances     Land     Improvements                 Total      Depreciation   Acquired       Life
------------------------    ------------  ----------  ------------               ----------   ------------   --------   ------------
Town & Country Plaza         $2,676,594     $430,000   $3,620,000    $622,004    $4,672,004    $2,275,509    08/20/87    31.5 years
Searcy, AR

Old Orchard Shopping Center   7,688,631    6,500,000    5,075,000   1,671,189    13,246,187     3,602,914    01/22/88    31.5 years
Valencia, CA

Green Valley Mall
Green Valley, AZ              5,053,626    5,100,000    4,587,000     155,133     9,842,133     3,228,931    04/15/88    31.5 years
                            ------------  ----------  ------------  ---------    ----------   ------------   --------   ------------
                            $15,418,851  $12,030,000  $13,282,000  $2,448,324   $27,760,324    $9,107,354
                             ==========   ==========   ==========   =========    ==========     =========


                                                                2003               2002
(A) Reconciliation of investment properties owned:
        Beginning balance                                    $27,235,707       $27,055,083
        Property acquisitions/improvements                       524,617           180,624
        Write-down of property                                         0                 0
                                                              ----------        ----------
        Balance at end of period                             $27,760,324       $27,235,707
                                                              ==========        ==========

(B) Reconciliation of accumulated depreciation:
        Beginning balance                                     $8,431,139        $7,814,386
        Depreciation expense                                     676,215           616,753
                                                              ----------        ----------

        Balance at end of period                              $9,107,354        $8,431,139
                                                              ==========        ==========

COMMITMENTS AND CONTINGENCIES

     Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the Partnership and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances, even if the problem was caused by another party or a tenant. As of March 1, 2004 the Partnership was not aware of any existing environmental conditions on the Properties that will have a material effect on the financial statements.


ITEM 3.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY SECURITIES, RELATED SECURITIES HOLDER MATTERS AND SMALL BUSINESS ISSUER'S PURCHASES OF EQUITY SECURITIES

     (a) Class A and Class B Interests are not traded on any established public trading market or on any national securities exchange and are not quoted on any national quotation system. No organized public market has developed for the interests in the Partnership. Sales of Class A and Class B Interests occur from time to time through independent broker-dealers, but to the best of the Partnership's knowledge, as of March 1, 2004 there are no market makers for the interests. Recently published information relating to other real estate limited partnerships (which may or may not be analogous to the Partnership) indicates that sales of limited partnership interests in those partnerships occur at substantial discounts from the amounts of the original investments.

     (b) As of March 10, 2004, 1,518,800 outstanding Class A Interests and 2,111,072 outstanding Class B Interests outstanding were held by approximately 983 and 1,060 holders, respectively.

     (c) The Partnership is a limited partnership and, accordingly, does not pay dividends. Quarterly distributions of cash are made to its partners, from time to time, depending upon distributable cash flow and certain other conditions in the discretion of the General Partner.

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

     Distributable cash flow, as defined in the Partnership Agreement, means, with respect to any period in the Partnership Agreement, (i) revenues and payments (which do not include refundable deposits or unearned rent) of the Partnership received in cash during such period, and reserves set aside out of revenues during prior periods and no longer needed for the Partnership's business, but not including cash proceeds attributable to a capital transaction (as defined in the Partnership Agreement), Bond proceeds or capital contributions (as defined), less (ii) the sum of (A) amounts paid in cash by the Partnership during such period for operating expenses of the Partnership (excluding amounts paid from reserves or funds provided by capital contributions or loans), for debt payments, and for other fees or payments to the General Partner, (B) any capital expenditures with respect to Properties, and (C) any amount set aside for the restoration, increase or creation of reserves. Distributable cash flow is deemed to include the amount of any income tax withheld with respect to revenues that are includeable in distributable cash flow.

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

     (d) The Partnership does not have any compensation plans under which equity securities of the Partnership are authorized for issuance.

     (e) The Partnership did not sell any securities without registering the securities under the Securities Act within the last 3 years.

     (f) No purchases were made by or on behalf of the Partnership or any "affiliated purchasers" (as defined in Section 240.10b-18(a)(3)) of Interests in the Partnership.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See Part I.

     The following discussion and analysis should be read in conjunction with the Financial Statements of the Partnership and the notes thereto appearing in
Item 7 of this Report.


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

     On September 30, 1997, the Partnership closed three fixed rate first mortgage loans in the original principal amounts of $2,865,000, $8,445,000 and $5,400,000, on the Searcy, Valencia and Green Valley Properties, respectively. All three Mortgage Loans are secured by first mortgages on each of the Properties. The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds. The Mortgage Loans are described in further detail in Item 2. "Properties".

     The Partnership has an agreement with Milestone Property Management, Inc. ("MPMI"), an affiliate of the General Partner and a subsidiary of MPI, to provide management services to the Properties. In addition, MPMI is responsible for leasing space at the properties and actively monitors all vacancies to ensure the highest occupancy rate possible. All leasing of the Properties is negotiated and arranged by MPMI and the terms of the leases are negotiated on a lease by lease basis. During fiscal 2003, the Partnership paid or accrued $137,870 to MPMI for management fees.

COMPETITION

     Rental properties owned by the Partnership face substantial competition from similar existing properties, or newly built properties, in the vicinity in which such Properties are located. Such competition is generally for the retention of existing tenants and for new tenants upon space becoming vacant. Competition for tenants may result in the Partnership being unable to quickly re-lease space, require the Partnership to reduce rents or provide rental concessions to tenants, resulting in a decline in cash flows. The Partnership believes that the profitability of each of the Properties is based, in part, upon its geographic location, the operations and identity of the property's tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. The Partnership also believes that general economic circumstances and trends as well as the character and quality of new and existing properties located in the vicinity of the Properties are factors that may affect the operation and competitiveness of the Properties. See
Item 2 "Properties", for further detail.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to the recorded values of our properties and the possible impairment of their carrying value, and the remaining useful lives of our properties and other fixed assets, which is used for depreciation purposes. Assessments are also made as to potential environmental liabilities that may have been caused by tenants (or any other outside party) from their occupancy at the Property. We base our estimates on historical experience, data gathered during the operations of the Properties, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates if our assumptions are not accurate or under different conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those discussed above, as well as the policies listed in the footnotes to our financial statements.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO 2002

Revenue of the Partnership decreased $104,876, or 3.0%, to $3,287,529 in 2003 from $3,392,405 in 2002 primarily due to the net effect of the following: (a) An increase of $59,495 in reimbursed expenses in 2003 as compared to 2002 is due to an increase in insurance premiums at all Properties and accrued real estate tax reimbursed expenses at the Valencia Property, (b) a one time bad debt in an amount equal to $116,328 was recovered in April 2002 and there was no bad debt recoveries in 2003, and c) a decrease in interest and other income of $69,231 was primarily due to the Valencia Property being awarded $10,747 in 2003 in an appeal for the 2002 real estate tax direct assessment year as compared to $37,912 in an appeal for the real estate direct tax assessment years 1997 thru 2001 which were reflected in the financial statement of 2002.

A decrease in the Partnership's expenses of $36,500 or 1.1% to $3,367,432 in 2003 from $3,403,932 in 2002 is primarily due to the following: a) an increase in depreciation expense of $59,463 due to capital expenditures incurred during 2002 and 2003 for roof replacement and tenant improvements at the Valencia and Green Valley Properties b) a decrease of interest expense of $22,421 due to the principal balance of the mortgages being reduced by the normal monthly principal payments being made in accordance with the loan amortization schedules and c) a decrease in management and property expenses of $51,053 (or 4.45%) primarily due to decrease in real estate tax at the Green Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

     The General Partner believes that the Partnership's expected revenue and working capital is sufficient to meet the Partnership's current and foreseeable future operating requirements. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur.

     Abco, the former principal anchor tenant at the Green Valley Property vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership has retained a succession of several regional real estate brokerage firms to help market the space. A new Safeway Supermarket near the Green Valley Property that was built in 2002 has effectively negated the potential of a supermarket as a replacement tenant for the former Abco tenant. In March 2003, a lease was executed with Family Dollar, Inc. for 9,571 of the 38,983 total square footage, formerly leased by Abco. In conjunction with the work performed in preparing the building to be subdivided and to accommodate Family Dollar, an approximate 3,528 square foot area was reconfigured since it restricted the visibility of the remaining vacant space. This amount of square footage is no longer leaseable. The Partnership has not identified a potential tenant for the remaining 25,884 square feet, and the Partnership does not know what effect, if any, that this continuing vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property. The Partnership delivered the premises to Family Dollar in June 2003 and the lease was effective beginning August 2003. Rent payments of $3,982.50 per month will commence in August 2004 and continue through December 2008 with four 5 years options to renew unless the lease is breached or otherwise terminated. In accordance with applicable accounting principles, the Partnership is recognizing rent income over the full term of the lease, including the "free-rent" period from August 2003 through July 2004.

     Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the Abco vacancy. The Partnership is uncertain if this $150,000 or a portion of it will ever be released to the Partnership or if so, when, as a result of the Family Dollar lease.

     The Partnership periodically makes distributions to its security holders. The Partnership did not pay any distributions in 2003 and 2002. A 1998 fourth quarter distribution of $50,001 was paid during February 1999. Also, a first quarter distribution of $50,001 was paid during May 1999 and a second quarter distribution of $20,002 was paid during August 1999. Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property. Additionally, several capital projects were undertaken and completed at the Properties. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership. Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

     On October 1, 2007, the outstanding balance of the Partnership's Mortgage Loans, estimated to be $14,247,304, will be due and payable. The General Partner believes that it will have the ability to refinance and or otherwise satisfy such obligations.

     The cash on hand at December 31, 2003 may be used to fund (a) costs associated with releasing the remainder of the Abco space should the $150,000 already held in escrow by the Lender for this purpose continue to be unavailable and (b) other general Partnership purposes.

     Net cash provided by operating activities of $679,275 for the year ended December 31, 2003 was comprised of (i) net loss of $79,903, (ii) adjustments of $713,773 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $45,405.

     Net cash provided by operating activities of $731,055 for the year ended December 31, 2002 was comprised of (i) net loss of $11,527, (ii) adjustments of $654,310 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $88,272.

     Net cash used in investing activities of $524,617 for the year ended December 31, 2003 was comprised of capital expenditures for building improvements.

     Net cash used in investing activities of $180,624 for the year ended December 31, 2002 was comprised of capital expenditures for building improvements.

     Net cash used in financing activities of $252,674 for the year ended December 31, 2003 included (i) principal repayments on mortgage loans payable of $257,102, and (ii) funds held in escrow of $4,428.

     Net cash used in financing activities of $250,678 for the year ended December 31, 2002 included (i) principal repayments on mortgage loans payable of $236,757, and (ii) funds held in escrow of $13,921.

CURRENT ACCOUNTING ISSUES

SFAS NO. 133, NO. 138 AND NO. 149

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" and SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133, SFAS No. 138 and SFAS No. 149 apply to all fiscal quarters of all fiscal years after June 30, 2000. The Partnership adopted SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, on January 1, 2001.

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

     The adoption of SFAS No. 133,as amended by SFAS No. 138 and No. 149, resulted in the Partnership recording a net transition adjustment of an insignificant amount. The Partnership expects that the adoption of SFAS No. 133 as amended by SFAS No. 138 and No. 149, will not increase the volatility of its reported earnings, as the embedded derivatives have not resulted in any material change in the Partnership's earnings or cash flows in the past. The Partnership believes that the impact of its embedded derivatives are not likely to be material in the future.

SFAS NO. 144

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table provides information with respect to our contractual obligations at December 31, 2003.


   Contractual Obligation              Principal Payment Due by year
                                 2004        2005         2006        2007
   Mortgage Loans              $275,482    $302,865     $328,891   $14,511,613

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE NO.
                                                                        --------
1.      Financial Statements:

        Concord Milestone Plus, L.P.

        1.   Independent Auditors' Report ....................................19

        2.   Balance Sheets, December 31, 2003 and December 31, 2002..........20

        3.   Statements of Revenues and Expenses for the Years Ended
             December 31, 2003 and 2002 ..... ................................21

         4.  Statements of Changes in Partners' Capital for the Years
             Ended December 31, 2003 and 2002 ................................22

         5.  Statements of Cash Flows for the Years Ended December
             31, 2003 and 2002 ...............................................23

         6.  Notes to Financial Statements ...................................24


2.      Financial Statements:

        CM Plus Corporation

        1.   Independent Auditors' Report ....................................31

        2.   Balance Sheets, December 31, 2003 and December 31, 2002 .........32

        3.   Notes to Balance Sheets .........................................33

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of CM Plus Corporation, General Partner of Concord Milestone Plus, L.P.

We have audited the accompanying balance sheets of Concord Milestone Plus, L.P. (the "Partnership") as of December 31, 2003 and 2002, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P. as of December 31, 2003, and 2002, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ahearn, Jasco + Company, P.A.

Pompano Beach, Florida
February 21, 2004

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 and 2002

                                                         December 31,            December 31,
                                                             2003                    2002
                                                         -----------             -----------
Property:
Building and improvements, at cost                       $16,773,290             $16,248,673
Less: accumulated depreciation                             9,107,354               8,431,139
                                                         -----------             -----------
Building and improvements, net                             7,665,936               7,817,534
Land, at cost                                             10,987,034              10,987,034
                                                         -----------             -----------
Property, net                                             18,652,970              18,804,568

Cash and cash equivalents                                    907,136               1,005,152
Accounts receivable                                          139,885                 173,001
Restricted cash                                              240,166                 244,594
Debt financing costs, net                                    117,502                 148,835
Prepaid expenses and other assets, net                        49,941                  66,082
                                                         -----------             -----------
                 Total assets                            $20,107,600             $20,442,232
                                                         ===========             ===========

Liabilities:
Mortgage loans payable                                   $15,418,851             $15,675,953
Accrued interest                                             106,487                 110,228
Deposits                                                     114,445                  92,394
Accrued expenses and other liabilities                       270,155                 286,382
Accrued expenses payable to affiliates                         1,296                   1,006
                                                         -----------             -----------
 Total liabilities                                        15,911,234              16,165,963
                                                         -----------             -----------

Commitments and Contingencies

Partners' capital:
      General partner                                        (80,601)                (79,802)
      Limited partners:
                 Class A Interests, 1,518,800              4,276,967               4,356,071
                 Class B Interests, 2,111,072                    -                       -
                                                         -----------             -----------
 Total partners' capital                                   4,196,366               4,276,269
                                                         -----------             -----------
 Total liabilities and partners' capital                 $20,107,600             $20,442,232
                                                         ===========             ===========



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002


                                                         December 31,            December 31,
                                                            2003                    2002
                                                         -----------             -----------
Revenues:
Rent                                                     $2,662,919              $2,641,731
Reimbursed expenses                                         604,145                 544,650
Bad debts recovered                                                                 116,328
Interest and other income                                    20,465                  89,696
                                                         -----------             -----------

    Total revenues                                        3,287,529               3,392,405
                                                         -----------             -----------

Expenses:
Interest expense                                          1,284,434               1,306,855
Depreciation and amortization                               713,773                 654,310
Management and property expenses                          1,094,384               1,145,437
Administrative and management fees
 to related party                                           208,426                 210,973
Professional fees and other expenses                         66,415                  86,357
                                                         -----------             -----------

    Total expenses                                        3,367,432               3,403,932

    Net loss                                               $(79,903)               $(11,527)
                                                         ===========             ===========

Net loss attributable to:
    Limited partners                                       $(79,104)               $(11,412)
    General partner                                            (799)                   (115)
                                                         -----------             -----------

    Net loss                                               $(79,903)               $(11,527)
                                                         ===========             ===========

Loss per weighted average
100 Class A
Interests outstanding, basic and diluted                     $(5.26)                 $(0.76)
                                                         ===========             ===========

Weighted average number of 100
Class A interests outstanding                                15,188                  15,188
                                                         ===========             ===========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

                                            General           Class A          Class B
                                             Total            Partner         Interests      Interests
                                         -------------      -----------      -----------     ----------

PARTNERS' CAPITAL (DEFICIT)
    January 1, 2002                       $4,287,796         $(79,687)       $4,367,483             -
                                         -------------      -----------      -----------     ----------

Net Loss                                     (11,527)            (115)          (11,412)            -
                                         -------------      -----------      -----------     ----------

PARTNERS' CAPITAL (DEFICIT)
    December 31, 2002                      4,276,269          (79,802)        4,356,071             -
                                         -------------      -----------      -----------     ----------

Net Loss                                     (79,903)            (799)          (79,104)            -
                                         -------------      -----------      -----------     ----------

PARTNERS' CAPITAL (DEFICIT)
    December 31, 2003                     $4,196,366         $(80,601)       $4,276,967             -
                                         -------------      -----------      -----------     ----------



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002


                                                                      December 31,         December 31,
                                                                          2003                 2002
                                                                     --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(79,903)            $(11,527)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                                          713,773              654,310
   Change in operating assets and liabilities:
   Decrease in accounts receivable                                         33,116               33,748
   Decrease (increase) in prepaid expenses and other assets, net            9,916               (4,484)
   Decrease in accrued interest                                            (3,741)              (1,664)
   Increase in accrued expenses, and other liabilities                      5,824               61,271
   Increase (decrease) in accrued expenses
   payable to affiliates                                                      290                 (599)
                                                                     --------------       --------------
Net cash provided by operating activities                                 679,275              731,055
                                                                     --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property improvements                                                 (524,617)            (180,624)
                                                                     --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) Increase in restricted cash                                   4,428              (13,921)
   Principal repayments on mortgage loans payable                        (257,102)            (236,757)
                                                                     --------------       --------------
Net cash used in financing activities                                    (252,674)            (250,678)
                                                                     --------------       --------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                   (98,016)             299,753

CASH AND CASH EQUIVALENTS,
   BEGINNING OF THE YEAR (JAN 1)                                        1,005,152              705,399
                                                                     --------------       --------------

CASH AND CASH EQUIVALENTS,
   END OF THE YEAR (DEC 31)                                              $907,136           $1,005,152
                                                                     ==============       ==============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for interest                                 $1,288,175           $1,308,519
                                                                     ==============       ==============




                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


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

The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of the Partnership's Escalating Rate Collateralized Mortgage Bonds (the "Bonds") due November 30, 1997 and 36 Class B Interests of the Partnership ("Class B Interests"), each such interest representing an assignment of one Class B Limited Partnership Interest held by CMP Benefit Corp., a Delaware corporation (the "Assignor"), an affiliate of the Partnership through it sharing a common owner with the general partner, under the Amended and Restated Agreement of Limited Partnership of the Partnership Agreement (the "Partnership Agreement"). Each Equity Unit consisted of 100 Class A Interests ("Class A Interests") of the Partnership , each interest representing an assignment of one Class A Limited Partnership Interest held by the Assignor under the Partnership Agreement, and 100 Class B Interests.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING, FISCAL YEAR

The Partnership's financial statements are prepared following accounting principles generally accepted in the United States of America ("GAAP"). The Partnership's tax records are maintained on the accrual basis of accounting. Its fiscal year is the calendar year.

CASH AND CASH EQUIVALENTS

The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership occasionally maintains cash balances in financial institutions in excess of the federally insured limits.

RESTRICTED CASH

Restricted cash consists of escrow deposits held by the lender for payment of property taxes and $150,000 held pending the resolution of certain unleased spaces at the Green Valley Property.

REVENUE RECOGNITION AND CREDIT RISKS

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

Management analyzes and adjusts the allowance for doubtful accounts based on estimated collectibility. Management determines that an account needs to be allowanced depending on the aging of the individual balances receivable, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the tenants. The Partnership identifies past due accounts receivable and invoices the related tenants for finance charges, which are included in the accounts receivable. Accounts receivable are written off in the fiscal year when all legal collection procedures have been exhausted. There was no allowance for doubtful accounts receivable at December 31, 2003 and 2002.

PROPERTY

Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements and other depreciable assets are carried at cost, and depreciated on a straight-line basis using an estimated useful life of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the lease. Total depreciation expense was $676,215, and $616,753 in 2003 and 2002, respectively.

The Partnership individually reviews each of its Properties for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when the carrying amount of a property exceeds its fair value. An impairment loss is recognized if the carrying amount is not recoverable and exceeds fair value. The carrying amount of a property is not recoverable if it exceeds the sum of future net undiscounted cash flows expected from the property. No write downs for impairment of property investments were recorded in 2003 and 2002.

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

INCOME TAXES

The Partnership makes no provision for income taxes because all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership's net assets and liabilities are $3,471,499 and $3,308,843 higher than the amounts reported for financial statement purposes at December 31, 2003 and 2002, respectively, due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes and the write-down of property during 1993 and 1994 for financial reporting purposes.

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

STATEMENT OF DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Partnership's operations are within one reportable segment.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the assumptions used in evaluating the properties for impairment. Actual results could materially differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 was issued to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A financial instrument issued in the form of shares that is mandatorily redeemable by the issuer will have to be classified as a liability. This SFAS is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of the SFAS, transition will be reported as the cumulative effective of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute, as required by the SFAS. The adoption of SFAS No. 150 did not have any impact on the Partnership's financial position, results of operations or cash flows.

3. PARTNERSHIP AGREEMENT

Pursuant to the terms of the Partnership Agreement, the general partner of the Partnership, CM Plus Corporation, a Delaware corporation (the "General Partner"), is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The General Partner is wholly owned by Milestone Properties, Inc. ("MPI").

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

4. PROPERTIES AND RENT INCOME

On August 20, 1987, the Partnership purchased the Searcy Property, a shopping center in Searcy, Arkansas from Concord Milestone Plus of Arkansas Limited Partnership, an affiliated entity at the date of the purchase, for $4,050,000.

On January 22, 1988, the Partnership purchased the Valencia Property, a shopping center in Valencia, California from Concord Milestone Plus of California Limited Partnership, an affiliated entity at the date of the purchase, for $11,575,000.

On April 15, 1988, the Partnership purchased the Green Valley Property, a shopping center in Green Valley, Arizona from Concord Milestone Plus of Arizona Limited Partnership, an affiliated entity at the date of the purchase, for $9,687,000.

Minimum base rental income under non-cancelable tenant lease agreements, having lease terms expiring from one to eight years, at December 31, 2003 are as follows:

          Year Ended
          December 31                                         Amount
         -------------                                      ----------
             2004                                           $2,451,531
             2005                                            2,188,271
             2006                                            1,389,545
             2007                                              692,104
             2008                                              362,237
          Thereafter                                           236,204
                                                            ----------
             Total                                          $7,319,892
                                                            ==========

The above table does not include contingent rental amounts. The total contingent rentals received in 2003 and 2002, were $184,849 and $165,558, respectively. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant's gross receipts above fixed minimum amounts and/or reimbursement of all or a portion of the tenant's pro rata share of real estate taxes, insurance and common area maintenance expenses. Albertson's, Inc. generated 11.07% and 10.57% of total revenue of the Partnership in 2003 and 2002.

5.  RELATED PARTY TRANSACTIONS

The Partnership pays fees to Milestone Property Management, Inc. ("MPMI") an affiliate of the General Partner, and a subsidiary of MPI for customary property management services ("Management Fees") equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. Management Fees incurred for the years ended December 31, 2003 and 2002 were $137,870 and $142,473, respectively.

The Partnership accrued and paid $70,555 to MPI, the parent of the General Partner, for administrative services for the year ended December 31, 2003. For the year ended December 31, 2002, the Partnership accrued and paid $68,500 to MPI, for administrative and management fees.

6.    MORTGAGE LOANS PAYABLE

As of September 30, 1997, the Partnership closed three fixed rate first mortgage loans (the "Mortgage Loans") in the initial principal amounts of $2,865,000 (Searcy), $8,445,000 (Valencia) and $5,400,000 (Green Valley). All three Mortgage Loans are secured by cross-collateralized first mortgages on the Partnership's shopping centers. The Mortgage Loans and related terms at December 31, 2003 are summarized as follows:


                                 OUTSTANDING
                                  PRINCIPAL           FIXED           MONTHLY
                                  BALANCE AT          ANNUAL        PAYMENTS OF
                                   DECEMBER         INTEREST         PRINCIPAL
  PROPERTY/LOCATION               31, 2003            RATE %       AND INTEREST
  -----------------             ------------        --------       ------------
  Searcy, AR                      $2,676,594           8.125            $21,640
  Valencia, CA                     7,688,631           8.125             65,881
  Green Valley, AZ                 5,053,626           8.250             41,252
                                ------------                       ------------
  Total                          $15,418,851                           $128,773
                                ============                       ============


The Mortgage Loans require payments of principal and interest through and including September 1, 2007. On October 1, 2007, the outstanding balance of principal and interest estimated to be $2,505,981, $7,003,227, and $4,738,096 for the Searcy, Valencia and Green Valley Properties, respectively, will be due and payable. Subsequent to October 31, 2003 and prior to May 31, 2007 each Mortgage Loan may be prepaid in whole but not in part on any payment date with a prepayment penalty equal to the greater of (i) 1% of the outstanding principal balance at such time, or (ii) the excess, if any, of the present value of the remaining scheduled principal and interest payments (including any balloon payment) over the amount of principal being prepaid. The Mortgage Loans may be prepaid without penalty on any payment date after May 31, 2007.

The scheduled principal payments of the Mortgage Loans at December 31, 2003 are as follows:

           Year Ending
           December 31                                         Amount
           -----------                                      -----------
              2004                                             $275,482
              2005                                              302,865
              2006                                              328,891
              2007                                           14,511,613
                                                            -----------
              Total                                         $15,418,851
                                                            ===========

In connection with the Green Valley Property Mortgage Loan, the Partnership has deposited $150,000 into an escrow account with the Lender. The funds held in this escrow account may be released to the Partnership upon the execution of a new lease for specified vacant anchor tenant space, with a termination date of July 31, 2004 or later, and the satisfaction of certain other conditions related thereto.

The General Partner of the Partnership guarantees certain limited recourse obligations under the Mortgage Loans.

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

The Partnership estimates the fair value of its long term fixed rate Mortgage Loans generally using discounted cash flow analysis based on current rates for similar types of debt. At December 31, 2003, the fair value of the Mortgage Loans was estimated to be $16,831,192 compared to a carrying value amount of $15,418,851. The fair value estimates presented herein are based on information available as of December 31, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive re-evaluation of all of the Properties has not been performed for purposes of these financial statement disclosures.

8.     COMMITMENTS AND CONTINGENCIES

Abco, the former principal anchor tenant at the Green Valley Property vacated its space in May, 1999. This space represents about 20% of the Green Valley Property's leaseable area. The Partnership has retained a succession of several regional real estate brokerage firms to help market the space. A new Safeway Supermarket near the Green Valley Property that was built in 2002 has effectively negated the potential of a supermarket as a replacement tenant for the former Abco tenant. In March 2003, a lease was executed with Family Dollar, Inc. for 9,571 of the 38,983 total square footage, formerly leased by Abco. In conjunction with the work performed in preparing the building to be subdivided and to accommodate Family Dollar, an approximate 3,528 square foot area was reconfigured since it restricted the visibility of the remaining vacant space. This amount of square footage is no longer leaseable. The Partnership has not identified a potential tenant for the remaining 25,884 square feet, and the Partnership does not know what effect, if any, that this continuing vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property. The Partnership delivered the premises to Family Dollar in June 2003 and the lease was effective beginning August 2003. Rent payments of $3,982.50 per month will commence in August 2004 and continue through December 2008 with four 5 years options to renew unless the lease is breached or otherwise terminated. In accordance with applicable accounting principles, the Partnership is recognizing rent income over the full term of the lease, including the "free-rent" period from August 2003 through July 2004.

Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the Abco vacancy. The Partnership is uncertain if this $150,000 or a portion of it will ever be released to the Partnership or if so, when, as a result of the Family Dollar lease.

Many of the tenants at the Green Valley Property have short term leases. The Partnership will incur expenses in releasing the remaining vacant Abco space and cannot predict how soon such space will be leased and the terms of such new lease or leases. To date the vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the remaining Abco space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates. The occupancy rate has increased from 61.88% at December 31, 2002 to 69.74% per schedule I at December 31, 2003. Although this is viewed as a positive trend, the General Partner can not guarantee that the tenants with leases expiring in 2004 and in future years will renew such leases at the current rate or at all.

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

From time to time, the Partnership is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Partnership. At December 31, 2003, management believes that any such outstanding issues can be resolved without significantly impairing the financial condition of the Partnership.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of CM Plus Corporation

We have audited the accompanying balance sheets of CM Plus Corporation (the "Corporation"), as of December 31, 2003 and 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the balance sheets based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheets presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of CM Plus Corporation as of December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
April 8, 2004

                               CM PLUS CORPORATION


                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                              2003                2002
Assets:
Cash and cash equivalents                                    $4,018              $4,236
                                                            --------            --------
        Total Assets                                         $4,018              $4,236
                                                            ========            ========
Liabilities and Stockholder's Deficit:
Investment deficit in Partnership                           $80,601             $79,802
                                                            --------            --------

Commitments and Contingencies

Stockholder's Deficit:
Common Stock, no par value; 3,000 shares
authorized; 1,100 shares issued and outstanding              11,000              11,000

Accumulated Deficit                                         (87,583)            (86,566)
                                                            --------            --------

        Total stockholder's deficit                         (76,583)            (75,566)
                                                            --------            --------

        Total liabilities and stockholder's deficit          $4,018              $4,236
                                                            ========            ========




                    See Accompanying Notes to Balance Sheets

                               CM PLUS CORPORATION
                             NOTES TO BALANCE SHEETS

                           December 31, 2003 and 2002


1.   ORGANIZATION

     CM Plus Corporation, (the "Corporation"), a Delaware corporation was formed on December 2, 1986, to act as the general partner for Concord Milestone Plus, L.P. (the "Partnership") and in that regard the purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware. The Corporation is wholly owned by Milestone Properties, Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING, FISCAL YEAR

     The Corporation's balance sheet is prepared following accounting principles generally accepted in the United States of America ("GAAP"). Its fiscal year is the calendar year.

     CASH AND CASH EQUIVALENTS

     The Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     INCOME TAXES

     The Corporation accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. All deferred tax assets generated by the net operating losses of the Corporation have been offset in their entirety by a valuation allowance.

     ACCOUNTING FOR THE INVESTMENT IN A PARTNERSHIP

     Since December 12, 1986, the Corporation has owned an approximately 1% interest in the Partnership as general partner. In accordance with applicable accounting principles, the investment is accounted for using the equity method.

     USE OF ESTIMATES

     The preparation of the balance sheet in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could materially differ from those estimates.

3.   INVESTMENT DEFICIT IN PARTNERSHIP

     The Corporation originally contributed $10,000 to acquire its interest in the Partnership and it has not been required to make any further contributions to capital.

     Since inception, the Corporation has recorded net losses from the Partnership in the amount of $90,601 as of December 31, 2003, and $89,802 as of December 31, 2002. The Corporation may be liable to fund this deficit upon the termination or liquidation of the Partnership.

4.   STOCK HOLDER'S EQUITY

     The Corporation has 3,000 shares of common stock authorized. 1,100 shares were issued for an original investment of $11,000.

5.   COMMITMENT AND CONTINGENCIES

     The Corporation guarantees the payment and performance of the Guaranteed Obligations of the Partnership as defined in the mortgages encumbering the Partnership's properties. The Guaranteed Obligations are the unpaid balance(s) of the debt(s) in the event of (1) any fraud or material misrepresentation by the Partnership or the Corporation in connection with the original securing of certain Partnership mortgage loan(s) or (ii) the Partnership's failure to make the first full payment of principal and interest due under the note(s). As of December 31, 2003 the outstanding balance of the mortgage debt total $15,418,851. The Guaranteed Obligations shall also include the indemnification of and holding harmless the lender from any loss, cost, damage, expense, claim or other obligation arising out of or in connection with any of the following:

     (a) any breach by the Partnership of the Environmental Agreement (as defined in the Note), including the indemnification provisions contained therein;

     (b)  the Partnership's failure to obtain lender's prior written consent to
          (a) any subordinate financing or any other encumbrance on the Partnership's property (as defined in the Mortgage), or (b) any transfer of the Partnership's property or majority ownership in Partnership in violation of the mortgage;

     (c) any litigation or other legal proceeding related to the debt that delays or impairs lender's ability to preserve, enforce or foreclose its lien on the Partnership's property, including, but not limited to, the filing of a voluntary or involuntary petition concerning the Partnership under the U.S. Bankruptcy Code, in which action a claim, counterclaim, or defense is asserted against lender, other than any litigation or other legal proceeding in which a final, non-appealable judgment for money damages or injunctive relief is entered against lender;

     (d) the Partnership's failure to pay required taxes, assessments, and insurance premiums payable with respect to the Partnership's property or to maintain the required escrows therefor, to the extent that monies are not paid by Partnership in escrow for the payment of such amounts, except for any amounts applicable to the period after foreclosure of lender's lien on the Partnership's property, or the delivery by Partnership of a deed to the Partnership's property in lieu of foreclosure (which deed has been accepted by lender in writing), or the appointment of a receiver for the Partnership's property;

     (e) the gross negligence or willful misconduct of Partnership, its agents, affiliates, officers or employees which causes or results in a diminution, or loss of value, of the Partnership's property that is not reimbursed by insurance or which gross negligence or willful misconduct exposes lender to claims, liability or costs of defense in any litigation or other legal proceeding;

     (f) the seizure or forfeiture of the Partnership's property, or any portion thereof, or lender's interest therein, resulting from criminal wrongdoing by any person or entity other than lender under any federal, state or local law;

     (g) (i) any physical waste of the Partnership's property caused by the intentional or grossly negligent act(s) or omission(s) of Partnership, its agents, affiliates, officers and employees, (ii) the failure by Partnership to maintain, repair or restore any part of the Partnership's property as may be required by the Mortgage or any of the other loan documents to the extent of all gross revenues that have been generated by the Partnership's property following the date which is eighteen (18) months' prior to notice to Partnership from lender of such failure to maintain, repair or restore any part of the Partnership's property and that have not been applied to pay any portion of the debt, reasonable an customary operating expenses and capital expenditures for the Partnership's property paid to third parties not affiliated (directly or indirectly) with Partnership, taxes and insurance premiums for the Partnership's property and escrows deposited with lender, or (iii) the removal or disposal of any portion of the Partnership's property after an event of default under the loan documents to the extent such Partnership's property is not replaced by Partnership with like property of equivalent value, function and design;

     (h) the misapplication or conversion by Partnership of any insurance proceeds paid by reason of any loss, damage or destruction to the Partnership's property; and any awards or amounts received in connection with the condemnation of all or a portion of the Partnership's property and not used by Partnership for restoration or repair of the Partnership's property.

     (i) the Partnership's failure to pay in accordance with the terms of the Mortgage any charges for labor or materials or other charges for work performed or materials furnished prior to foreclosure that can create liens on any portion of the Partnership's property, to the extent of the amount rightfully claimed by the lien claimant, or found in any legal proceeding to be owed to the lien claimant, and not so paid;

     (j) the Partnership's failure to deliver any security deposits collected with respect to the Partnership's property to lender or any other party entitled to receive such security deposits under the loan documents following an event of default; and

     (k) any rents (including advanced or prepaid rents), issues, profits, accounts or other amounts generated by or related to the Partnership's property attributable to, or accruing after an event of default, which amounts were collected by Partnership or its property manager and not turned over to the lender or used to pay unaffiliated third parties for reasonable and customary operating expenses and capital expenditures for the Partnership's property, taxes and insurance premiums with respect to the Partnership's property and any other amounts required to be paid under the loan documents with respect to the Partnership's property.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the Partnerships last two fiscal years, the Partnership's principal independent accountants did not resign and were not dismissed and no disagreements with such accountants on accounting and financial disclosure occurred.

ITEM 8A.  CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of December 31, 2003, the President and Controller of CM Plus Corporation, the General Partner of the Partnership, have concluded that the Partnership's disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

The President and Controller of CM Plus Corporation, the General Partner of the Partnership, do not expect that the Partnership's disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all controls issues and instances of fraud or deviations, if any, within the Partnership have been detected. While the Partnership believes that its disclosure controls and procedures and its internal control over financial reporting have been effective, in light of the foregoing, the Partnership intends to continue to examine and refine its disclosure controls and procedures and its internal control over financial reporting to monitor ongoing developments in this area.

     (b) Changes in internal controls. There were no significant changes in the Partnership's internal controls over financial reporting that occurred during the Partnership's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names, positions and offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

                                                            HAS SERVED AS A
                                                            DIRECTOR AND/OR
 NAME                     AGE       POSITION HELD          OFFICER SINCE (1)
---------------------     ---     ------------------       -----------------
Leonard S. Mandor (3)     57        President              December 3, 1986
                                    and Director

Robert A. Mandor (3)      52        Vice President         December 3, 1986
                                    and Director

Joseph P. Otto            50        Vice President         October 3, 1997
                                    and Secretary

Patrick Kirse             35        Treasurer and          October 3, 1997
                                    Controller

----------------------------------

(1) Each director and officer of the General Partner and CMP Beneficial Corp. will hold office until the next annual meeting of the General Partner and CMP Beneficial Corp. and until his successor is elected or appointed and qualified.

(2) The General Partner was incorporated on December 12, 1986 and CMP Beneficial Corp. was incorporated on December 18,1986.

(3)  Robert A. Mandor and Leonard S. Mandor are brothers.

LEONARD S. MANDOR is the Chairman of the Board, Chief Executive Officer and a Director of MPI and has been associated with Milestone Properties, Inc., the parent of the General Partner ("MPI") since its inception in 1989.

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

PATRICK KIRSE was appointed Treasurer and Controller of CM Plus Corporation, the General Partner of Concord Milestone Plus, L.P. in October 1997. Mr. Kirse also serves as a Vice President of MPI. He is a CPA licensed in the state of Missouri. Before joining MPI in 1995 he worked as a senior auditor with Deloitte & Touche LLP since 1991. Mr. Kirse is also the Treasurer and Chief Financial Officer for The Watershed Treatment Programs, Inc., a drug and alcohol treatment center.

Concord Milestone Plus, L.P., the Partnership of the General Partner acts as the Audit Committee of the General Partner. The Audit Committee of the General Partner is comprised of Patrick. S. Kirse, Gregory McMahon and Steven M. Auerbacher. The Board of Directors of CM Plus, Corporation, the General Partner of Concord Milestone Plus, L.P., has determined that Gregory McMahon is the independent member of the Audit Committee and serves as its financial expert as such terms are defined by Securities and Exchange Commission.

CODE OF ETHICS

The General Partner, on behalf of the Partnership, has adopted a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission, which is applicable to the principal executive officer, principal financial officer, principal accounting officer and other senior financial officers, directors and employees (and such officers and directors of the General Partner, to the extent they are acting in such capacities for the Partnership). If the Partnership makes any amendments to the code of ethics for its senior officers or directors (and such officers and directors of the General Partner, to the extent they are acting in such capacities for the Partnership) or grants any waivers, including implicit waivers, from a provision of this code to such persons, the Partnership will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on the General Partner's review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during 2003.

ITEM 10.  COMPENSATION.

No officer, or director of the General Partner received any direct or indirect compensation from the Partnership during the fiscal year ended December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED HOLDERS MATTERS.

(a) The General Partner knows of only one beneficial owner of five percent or more of the issued and outstanding Class A Interests. The General Partner knows of only one beneficial owner of five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of March 1, 2004:


                                                    AMOUNT AND
                                                    NATURE OF         PERCENT
  TITLE        NAME AND ADDRESS OF                  BENEFICIAL          OF
OF CLASS        BENEFICIAL OWNER                    OWNERSHIP         CLASS**
--------      -------------------                   ----------        -------
Class A       KM Investments, LLC                    97,538            6.42%*
Interests     199 South Los Robles, Suite #440
              Pasadena, CA 91101

Class B       The Guardian Life                     572,292           27.11%**
Interests     Insurance Company of America
              203 Park Avenue South
              New York, NY  10003


* based on 1,518,800 outstanding Class A Interest as of March 1, 2004

** based on 2,111,072 outstanding Class B Interest as of March 1, 2004

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


                                                    AMOUNT AND
                                                     NATURE OF         PERCENT
  TITLE       NAME AND ADDRESS OF                   BENEFICIAL           OF
OF CLASS       BENEFICIAL OWNER                     OWNERSHIP          CLASS**
--------      -------------------                   ----------         -------
 Class A      Milestone Properties, Inc.               400             .0002% *
              200 Congress Park Drive #103
              Delray Beach, FL 33445

 Class B      Milestone Properties, Inc.               760             .0003% **
              200 Congress Park Drive #103
              Delray Beach, FL 33445


* based on 1,518,800 outstanding Class A Interests as of March 1, 2004

** based on 2,111,072 outstanding Class B Interests as of March 1, 2004

The number of shares of common stock, no par value, of MPI beneficially owned by all directors and officers of the General Partner and CMP Beneficial Corp., and all directors and officers of the General Partner and CMP Beneficial Corp. as a group, as of March 1, 2004 is set forth in the following table:


                                   AMOUNT OF             PERCENT
    NAME OF                         BENEFICIAL             OF
BENEFICIAL OWNER                    OWNERSHIP             CLASS
----------------                   ----------            -------

Leonard S. Mandor                      400                 54% *
Robert A. Mandor                       267                 36% *
Joseph P. Otto                          74                 10% *
Directors and officers as a Group      741                100% *

* based on 741 outstanding shares of common stock as of March 1, 2004.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 1, "Business," Item 5, "Market for Registrant's Units and Related Security Holders Matters," Item 10, "Directors and Officers of the Registrant," and Item 11, "Security Ownership of Certain Beneficial Owners and Management," of this Report for details. See also Note 5 of the Notes to Financial Statements of the Partnership's Financial Statements included in this Report.

During 2003, the Partnership paid or accrued:

     (i) $70,555 for to MPI, the parent of the General Partner, administrative services rendered to the Partnership. Pursuant to an agreement between MPI and the Partnership, the Partnership reimburses MPI for administrative services provided to the Partnership, such as payroll, accounting, investor services and supplies in an amount equal to $70,555 per year.

     (ii) $137,870 to MPMI for property management fees for the fiscal year ended December 31, 2003. Pursuant to the management agreement between the Partnership and MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant properties for which MPMI performs leasing services, 3 percent for multiple tenant properties for which MPMI does not perform leasing services and 1 percent for single tenant properties. The management fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization; (iii) income derived from interest on investments, security deposits, utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes; (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.

PART IV

ITEM 13.             EXHIBITS AND REPORTS ON FORM 8-K.

(a)                  Exhibits:

 EXHIBIT
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

  3.6 Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. included as Exhibit 3.6 to Registrant's Form 10-K for the fiscal year ended December 31, 1988, ("1998 Form 10-KSB"), which is incorporated herein by reference.

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

14.                     Code of Business Conduct and Ethics of Concord Milestone
                        Plus, L.P.

31.1 Certification of Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership pursuant to 18 U.S.C.ss.1350, was adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, dated March [15], 2004.

31.2 Certification of Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership pursuant to 18 U.S.C.ss.1350, was adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March [15], 2004.

32.1 Certification of Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership pursuant to 18 U.S.C.ss.1350, was adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002, dated March [15], 2004.

32.2 Certification of Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership pursuant to 18 U.S.C.ss.1350, was adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March [15], 2004.

 (b)                    Reports on Form 8-K


                        The Partnership did not file any Reports on Form 8-K during the fiscal quarter ended December 31, 2003.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for services Ahearn, Jasco + Company, P.A. provided during fiscal years 2003 and 2002:

                                                2003                     2002
                                             ---------                ---------
      Audit Fees (1)                           $32,500                  $27,750
      Audit Related Fees (2)                         0                        0
      Tax Fees (3)                                   0                        0
      All Other Fees (4)                             0                        0
                                             ---------                ---------
      Total                                    $32,500                  $27,750
                                             =========                =========

(1) Represents fees for professional services provided in connection with the audit of the Partnership's annual financial statements and review of its quarterly financial statements together with advice on accounting matters that arose during these engagements.

(2) Represents fees for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership's financial statements.

(3) Represents fees for services provided in connection with the Partnership's domestic tax planning and compliance.

(4) Represents fees for services provided to the Partnership not otherwise included in the categories above.

The Partnership's Audit Committee has determined that the provision of non-audit services by Ahearn, Jasco + Company, P.A. is compatible with maintaining Ahearn, Jasco + Company, P.A.'s independence. In accordance with its charter, the Audit Committee approves, in advance, all audit and non-audit services to be provided by Ahearn, Jasco + Company, P.A.

The Audit committee reviews and preapproves the outside auditors policies & procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on April 8, 2004.


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


By:       /s/ Leonard S. Mandor                                    April 8, 2004
          -----------------------------------------------
          Leonard S. Mandor
          President (Principal Executive Officer)
          and Director of CM Plus Corporation and
          CMP Beneficial Corp.


By:       /s/ Robert A. Mandor                                     April 8, 2004
          -----------------------------------------------
          Robert A. Mandor
          Vice President and Director of CM Plus
          Corporation and CMP Beneficial Corp.


By:       /s/ Patrick Kirse                                        April 8, 2004
          -----------------------------------------------
          Patrick Kirse
          Treasurer and Controller (Principal
          Accounting Officer) of CM Plus
          Corporation and CMP Beneficial Corp.