Form 10QSB
period 2004-03-31
CONCORD MILESTONE PLUS L P
filed 2004-05-14
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-QSB

(mark one)

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
----                 OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from       to
                                                  ------   ------


                        Commission file number 000-16757


                          CONCORD MILESTONE PLUS, L.P.
                   -------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                      52-1494615
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    200 CONGRESS PARK DRIVE
           SUITE 103
     DELRAY BEACH, FLORIDA                                 33445
-----------------------------------                     ------------
(Address of Principal Executive Offices)                 (Zip Code)


                                 (561) 394-9260
                            -------------------------
                            Issuer's Telephone Number

As of April 30, 2004, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---

Transitional small business disclosure format.

Yes      No X
    ---    ---

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                                                         March 31, 2004           December 31,2003
                                                        ----------------          ----------------
Assets:
Property:
   Building and improvements, at cost                     $   16,809,690            $   16,773,290
   Less: accumulated depreciation                              9,287,825                 9,107,354
                                                        ----------------          ----------------
   Building and improvements, net                              7,521,865                 7,665,936
   Land, at cost                                              10,987,034                10,987,034
                                                        ----------------          ----------------
   Property, net                                              18,508,899                18,652,970

Cash and cash equivalents                                        993,650                   907,136
Accounts receivable                                              173,981                   139,885
Restricted cash                                                  322,513                   240,166
Debt financing costs, net                                        109,668                   117,502
Prepaid expenses and other assets, net                            31,550                    49,941
                                                        ----------------          ----------------
   Total assets                                           $   20,140,261            $   20,107,600
                                                        ================          ================
Liabilities:
Mortgage loans payable                                    $   15,350,393            $   15,418,851
Accrued interest                                                 105,942                   106,487
Deposits                                                         118,179                   114,445
Accrued expenses and other liabilities                           288,285                   270,155
Accrued expenses payable to affiliates                             4,810                     1,296
                                                        ----------------          ----------------
   Total liabilities                                          15,867,609                15,911,234
                                                        ----------------          ----------------

Commitments and Contingencies

Partners' capital:
   General partner                                               (79,839)                  (80,601)
   Limited partners:
      Class A Interests, 1,518,800                             4,352,491                 4,276,967
      Class B Interests, 2,111,072                                     -                         -
                                                        ----------------          ----------------
   Total partners' capital                                     4,272,652                 4,196,366
                                                        ----------------          ----------------

   Total liabilities and partners' capital                $   20,140,261            $   20,107,600
                                                        ================          ================



                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003



                                                          March 31, 2004            March 31, 2003
                                                        ----------------          ----------------
Revenues:
Rent                                                         $   714,567              $    650,862
Reimbursed expenses                                              163,243                   141,480
Interest and other income                                         15,680                     4,314
                                                        ----------------          ----------------

   Total revenues                                                893,490                   796,656
                                                        ----------------          ----------------
Expenses:
Interest expense                                                 317,316                   319,185
Depreciation and amortization                                    189,860                   169,397
Management and property expenses                                 238,084                   251,321
Administrative and management fees to related party               55,931                    51,035
Professional fees and other expenses                              16,013                    18,129
                                                        ----------------          ----------------
   Total expenses                                                817,204                   809,067
                                                        ----------------          ----------------
Net income (loss)                                            $    76,286              $    (12,411)
                                                        ================          ================
Net income (loss) attributable to:

   Limited partners                                          $    75,524              $    (12,287)
   General partner                                                   762                      (124)
                                                        ----------------          ----------------
Net income (loss)                                            $    76,286              $    (12,411)
                                                        ================          ================
Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                       $      5.02              $      (0.82)
                                                        ================          ================
Weighted average number of 100
Class A interests outstanding                                     15,188                    15,188
                                                        ================          ================




                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


                                                    General        Class A        Class B
                                       Total        Partner       Interests      Interests
                                   ------------- -------------  -------------  -------------
PARTNERS' CAPITAL (DEFICIT)
   January 1, 2004                  $ 4,196,366    $  (80,601)   $ 4,276,967        $   0

Net income (loss)                        76,286           762         75,524            0
                                   ------------- -------------  -------------  -------------
PARTNERS' CAPITAL (DEFICIT)
   March 31, 2004                   $ 4,272,652    $  (79,839)   $ 4,352,491        $   0
                                   ============= =============  =============  =============











                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                                March 31, 2004     March 31, 2003
                                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $    76,286         $  (12,411)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                                      189,861            169,397
   Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                         (34,096)            50,496
   Decrease in prepaid expenses and other assets, net                                  16,835              9,409
   Decrease in accrued interest                                                          (545)              (468)
   Increase (decrease) in accrued expenses, deposits,
       and other liabilities                                                           21,864             (2,546)
   Increase in accrued expenses payable to affiliates                                   3,514              5,417
                                                                                --------------     --------------
Net cash provided by operating activities                                             273,719            219,294
                                                                                --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property improvements                                                              (36,400)           (63,538)
                                                                                --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in restricted cash                                                        (82,347)           (31,488)
   Principal repayments on mortgage loans payable                                     (68,458)           (66,667)
                                                                                --------------     --------------
Net cash used in financing activities                                                (150,805)           (98,155)
                                                                                --------------     --------------
NET INCREASE
   CASH AND CASH EQUIVALENTS                                                           86,514             57,601

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                                907,136          1,005,152
                                                                                --------------     --------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                                  $   993,650         $1,062,753
                                                                                ==============     ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash paid during the period for interest                                          $   317,861         $  319,653
                                                                                ==============     ==============


                 See Accompanying Notes to Financial Statements

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of CM Plus Corporation,
General Partner of Concord Milestone Plus, L.P.


We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P. (the "Partnership") as of March 31, 2004, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month periods ended March 31, 2004 and March 31, 2003. These financial statements are the responsibility of the management of the Partnership.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Partnership as of December 31, 2003, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida

May 4, 2004

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended March 31, 2004 and 2003 are unaudited. The financial statements for the periods ended March 31, 2004 and 2003 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2003 has been reclassified to conform to the 2004 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-KSB for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003

     The Partnership recognized a net income of $76,286 for the three months ended March 31, 2004 as compared to a net loss of $12,411 for the same period in 2003.The change is primarily due to the following factors:

     (i) An increase in revenue of $96,834 or 12.16% to $893,490 for the three months ended March 31, 2004 as compared to $796,656 for the three months ended March 31, 2003. The net increase is due to the following a) an increase in base rent collected by the Partnership of $63,705 due to the decrease in vacancy at the Green Valley and Valencia properties and b) an increase of $21,763 in reimbursed expenses due to higher expenses incurred at the Green Valley Property in 2003 as compared to 2002. Such 2003 expenses were billed out to tenants and revenue recognized in the first quarter of 2004.

     (ii) An increase in expenses of $8,137 or 1.01% to $817,204 for the three months ended March 31, 2004 as compared to $809,067 for the three months ended March 31, 2003. The net increase is primarily due to the following: a) an increase in depreciation expense of $20,463 due to capital expenditures incurred during 2003 and 2004 for roof replacement and tenant improvements at the Valencia and Green Valley properties and b) a decrease of $13,237 in management and property expenses mainly due to decrease in insurance premium at all properties.

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

     Currently, approximately $150,000 of the Partnership's working capital is being held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the Abco vacancy. The Partnership has made a request to release this $150,000 and to date the request is still pending.

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

     The cash on hand at March 31, 2004 may be used to fund (a) costs associated with releasing the Abco space should the costs of releasing exceed the $150,000 already held in escrow by the Lender for this purpose and (b) other general Partnership purposes.

     Net cash provided by operating activities of $273,719 for the three months ended March 31, 2004 included (i) a net income of $76,286, (ii) non-cash adjustments of $189,861 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $7,572.

     Net cash provided by operating activities of $219,294 for the three months ended March 31, 2003 included (i) a net loss of $12,411, (ii) non-cash adjustments of $169,397 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $62,308.

     Net cash used in investing activities of $36,400 for the three months ended March 31, 2004 was for capital expenditure for property improvements.

     Net cash used in investing activities of $63,538 for the three months ended March 31, 2003 was for capital expenditure for property improvements.

     Net cash used in financing activities of $150,805 for the three months ended March 31, 2004 include (i) principal repayments on mortgage loans payable of $68,458 and (ii) an increase in restricted cash of $82,347.

     Net cash used in financing activities of $98,155 for the three months ended March 31, 2003 include (i) principal repayments on mortgage loans payable of $66,667 and (ii) an increase in restricted cash of $31,488.

OFF-BALANCE SHEET ARRANGEMENTS

     The Partnership has no off-balance sheet arrangements as contemplated by
Item 303(c) of Rule S-B.

ITEM 3. CONTROLS AND PROCEDURES.

     The President and Treasurer of the Partnership's General Partner have concluded, based on their evaluation as of March 31, 2004, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Our management, including the President and Treasurer of the Partnership's General Partner, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Partnership have been detected. While we believe that our disclosure controls and procedures and our internal control over financial reporting have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure controls and procedures and our internal control over financial reporting to monitor ongoing developments in this area.

     There were no significant changes in our internal control over financial reporting subsequent to our evaluation of the Partnership's internal control over financial reporting that could materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

   31.1 Certification by the principal executive officer, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

   31.2 Certification by the principal financial officer, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

   32.1 Certifications by the principal executive officer, pursuant to 18 U.S.C. 1350.

   32.2 Certifications by the principal financial officer, pursuant to 18 U.S.C. 1350.

(B) REPORTS:

     No reports on form 8-K were filed during the quarter covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  May 7, 2004                                  CONCORD MILESTONE PLUS, L.P.
       ------------                                 ----------------------------
                                                           (Registrant)



                                                    BY: CM PLUS CORPORATION
                                                        ------------------------
                                                        General Partner


                                                    By: /S/ Leonard Mandor
                                                        ------------------------
                                                        Leonard Mandor
                                                        President


                                                    By: /S/ Patrick Kirse
                                                        ------------------------
                                                        Patrick Kirse
                                                        Treasurer and Controller