Form 10QSB
period 2004-06-30
CONCORD MILESTONE PLUS L P
filed 2004-08-13
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

(mark one)

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
----                 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ---------------    ---------------

                        Commission file number 000-16757

                          CONCORD MILESTONE PLUS, L.P.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                     52-1494615
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        200 CONGRESS PARK DRIVE
              SUITE 103
         DELRAY BEACH, FLORIDA                                      33445
----------------------------------------                     -------------------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (561) 394-9260
                            -------------------------
                            Issuer's Telephone Number

As of August 9, 2004, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Check whether the issuer (1) has filed all reports to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----     -----

Transitional small business disclosure format.

Yes       No   X
   -----     -----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                 JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

Assets:                                                June 30, 2004  December 31,2003
                                                       -------------  ----------------

Property:
    Building and improvements, at cost                  $16,850,071     $16,773,290
    Less: accumulated depreciation                        9,465,066       9,107,354
                                                        -----------     -----------
    Building and improvements, net                        7,385,055       7,665,936
    Land, at cost                                        10,987,034      10,987,034
                                                        -----------     -----------
    Property, net                                        18,372,039      18,652,970

Cash and cash equivalents                                 1,230,823         907,136
Accounts receivable                                         159,230         139,885
Restricted cash                                              98,814         240,166
Debt financing costs, net                                   101,835         117,502
Prepaid expenses and other assets, net                       11,606          49,941
                                                        -----------     -----------
    Total assets                                        $19,974,347     $20,107,600
                                                        ===========     ===========
Liabilities:
Mortgage loans payable                                  $15,283,955     $15,418,851
Accrued interest                                            104,007         106,487
Deposits                                                    118,450         114,445
Accrued expenses and other liabilities                      179,000         270,155
Accrued expenses payable to affiliates                        9,524           1,296
                                                        -----------     -----------
    Total liabilities                                    15,694,936      15,911,234
                                                        -----------     -----------

Commitments and Contingencies

Partners' capital:
    General partner                                         (79,771)        (80,601)
    Limited partners:
        Class A Interests, 1,518,800                      4,359,182       4,276,967
        Class B Interests, 2,111,072                              -               -
                                                        -----------     -----------
    Total partners' capital                               4,279,411       4,196,366
                                                        -----------     -----------
    Total liabilities and partners' capital             $19,974,347     $20,107,600
                                                        ===========     ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                       June 30, 2004  June 30, 2003
                                                       -------------  -------------

Revenues:
Rent                                                       $719,529        $670,292
Reimbursed expenses                                         153,948         156,639
Interest and other income                                     5,492           4,197
                                                        -----------     -----------
    Total revenues                                          878,969         831,128
                                                        -----------     -----------
Expenses:
Interest expense                                            317,948         321,363
Depreciation and amortization                               186,796         171,750
Management and property expenses                            268,361         244,417
Administrative and management fees to affiliates             57,307          51,988
Professional fees and administrative expenses                41,798          30,748
                                                        -----------     -----------
    Total expenses                                          872,210         820,266
                                                        -----------     -----------
Net income                                                 $  6,759        $ 10,862
                                                        ===========     ===========
Net income attributable to:

    Limited partners                                         $6,691        $ 10,753
    General partner                                              68             109
                                                        -----------     -----------
Net income                                                 $  6,759        $ 10,862
                                                        ===========     ===========
Income per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                     $   0.44        $   0.72
                                                        ===========     ===========
Weighted average number of 100
Class A interests outstanding                                15,188          15,188
                                                        ===========     ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                       June 30, 2004  June 30, 2003
                                                       -------------  -------------

Revenues:
Rent                                                     $1,434,096      $1,321,154
Reimbursed expenses                                         317,191         298,119
Interest and other income                                    21,172           8,511
                                                        -----------     -----------
    Total revenues                                        1,772,459       1,627,784
                                                        -----------     -----------
Expenses:
Interest expense                                            635,264         640,548
Depreciation and amortization                               376,656         341,147
Management and property expenses                            506,445         495,738
Administrative and management fees to affiliates            113,238         103,023
Professional fees and administrative expenses                57,811          48,877
                                                        -----------     -----------
    Total expenses                                        1,689,414       1,629,333
                                                        -----------     -----------
Net income (loss)                                        $   83,045      $   (1,549)
                                                        ===========     ===========
Net income (loss) attributable to:

    Limited partners                                     $   82,215      $   (1,534)
    General partner                                             830             (15)
                                                        -----------     -----------
Net income (loss)                                        $   83,045      $   (1,549)
                                                        ===========     ===========
Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                   $     5.47      $    (0.10)
                                                        ===========     ===========
Weighted average number of 100
Class A interests outstanding                                15,188          15,188
                                                        ===========     ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                              General     Class A     Class B
                                  Total       Partner    Interests   Interests
                               -----------  ---------- ------------ -----------
PARTNERS' CAPITAL (DEFICIT)
   January 1, 2004             $4,196,366    $(80,601)  $4,276,967         $0

Net Income                         83,045         830       82,215          0
                               -----------  ---------- ------------ -----------
PARTNERS' CAPITAL (DEFICIT)
   June 30, 2004               $4,279,411    $(79,771)  $4,359,182         $0
                               ===========  ========== ============ ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                        June 30, 2004     June 30, 2003
                                                                        -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $   83,045        $   (1,549)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                            376,656           341,147
    Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable                               (19,345)           48,894
    Decrease in prepaid expenses and other assets, net                        35,058            47,989
    Decrease in accrued interest                                              (2,480)           (4,423)
   (Decrease) increase in accrued expenses and other liabilities             (87,150)           28,484
    Increase (decrease) in accrued expenses payable to affiliates              8,228            (1,006)
                                                                        -------------     -------------
Net cash provided by operating activities                                    394,012           459,536
                                                                        -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                    (76,781)         (181,142)
                                                                        -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease (increase) in restricted cash                                   141,352           (19,332)
    Principal repayments on mortgage loans payable                          (134,896)         (127,668)
                                                                        -------------     -------------
Net cash provided by (used in) financing activities                            6,456          (147,000)
                                                                        -------------     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    323,687           131,394

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                      907,136         1,005,152
                                                                        -------------     -------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                         $1,230,823        $1,136,546
                                                                        =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                                  $  637,744        $  644,971
                                                                        =============     =============

                 See Accompanying Notes to Financial Statements

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of CM Plus Corporation, General Partner of Concord
Milestone Plus, L.P.

We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P.
(the "Partnership") as of June 30, 2004, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month and six month periods ended June 30, 2004 and June 30, 2003. These financial statements are the responsibility of the management of the Partnership.

We conducted our reviews in accordance with the standards of the Public Company
Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the Standards of the Public
Company Accounting Board Oversight (United States), the balance sheet of the
Partnership as of December 31, 2003, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the year then ended
(not presented herein); and in our report dated February 21, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida

August 4, 2004

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended June 30, 2004 and 2003 are unaudited. The financial statements for the periods ended June 30, 2004 and 2003 have been reviewed by an independent public accountant pursuant to Item 310(b)
of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing.
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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 TO THREE MONTHS ENDED JUNE 30,
2003

     The Partnership recognized a net income of $6,759 for the three months ended June 30, 2004 as compared to a net income of $10,862 for the same period in 2003.The change is primarily due to the following factors:

     (i) An increase in revenue of $47,841 or 5.76% to $878,969 for the three months ended June 30, 2004 as compared to $831,128 for the three months ended
June 30, 2003 due to an increase in base rent collected by the Partnership of
$49,237 due to the decrease in vacancy at the Green Valley and Valencia properties.

     (ii) An increase in expenses of $51,944 or 6.33% to $872,210 for the three months ended June 30, 2004 as compared to $820,266 for the three months ended
June 30, 2003. The net increase is primarily due to the following: a) an increase in depreciation expense of $15,046 due to capital expenditures incurred during 2003 and 2004 for roof replacement and tenant improvements at the
Valencia and Green Valley properties b) an increase in professional fees and administrative expenses of $11,050 due to an increase in accounting and legal fees and c) an increase of $23,944 in management and property expenses in the three months ended June 30, 2004. This increase was mainly due to a real estate tax refund of $46,255 received in the second quarter of 2003 resulting from a successful appeal of the 2002 real estate taxes was a one-time return that the
Partnership did not incur again and which effectively decreased the 2003 real estate tax expense. This impact was offset by a reduction in insurance and various maintenance expenses for all properties in the quarter ending June 30,
2004 compared to the quarter ending June 30, 2003.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2003

     The Partnership recognized a net income of $83,045 for th six months ended
June 30, 2004 as compared to a net loss of $1,549 for the same period in 2003.
The change is primarily due to the following factors:

     (i) An increase in revenue of $144,675 or 8.89% to $1,772,459 for the six months ended June 30, 2004 as compared to $1,627,784 for the six months ended
June 30, 2003. The net increase is due to the following: a) an increase in base rent collected by the Partnership of $112,942 due to the decrease in vacancy at the Green Valley and Valencia properties and b) an increase of $19,072 in reimbursed expenses due to higher expenses incurred at the Green Valley Property in 2003 as compared to 2002. Such 2003 expenses were billed out to tenants and the revenue was recognized in the first quarter of 2004.

     (ii) An increase in expenses of $60,081 or 3.68% to $1,689,414 for the six months ended June 30 2004 as compared to $1,629,333 for the six months ended
June 30, 2003. The net increase is primarily due to the following: a) an increase in depreciation expense of $35,509 due to capital expenditures incurred during 2003 and 2004 for roof replacement and tenant improvements at the
Valencia and Green Valley properties b) an increase in administrative and management fees to affiliates of $10,215 is due to an increase in rental income at the Green Valley and Valencia properties and c) an increase of $10,707 in management and property expenses in the three months ended June 30, 2004. This increase was mainly due to a real estate tax refund of $46,255 received in the second quarter of 2003 resulting from a successful appeal of the 2002 real estate taxes was a one-time return that the Partnership did not incur again and which effectively decreased the 2003 real estate tax expense. This impact was offset by a reduction in insurance and various maintenance expenses for all properties for the period ending June 30, 2004 compared to the period ending
June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     CM Plus Corporation, the Partnership's General Partner believes that the
Partnership's expected revenue and working capital is sufficient to meet the
Partnership's current and reasonable future operating requirements for the next
12 months. Nevertheless, because the cash revenues and expenses of the
Partnership will depend on future facts and circumstances relating to the
Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur.

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
This amount of square footage is no longer leaseable. The Partnership has not identified a potential tenant for the remaining 25,884 square feet, and the
Partnership does not know what effect, if any, that this continuing vacant space will have on the Green Valley Property, the other tenants, or the ability of the
Partnership to lease other vacant space at the Green Valley Property. The
Partnership delivered the premises to Family Dollar in June 2003 and the lease was effective beginning August 2003. Rent payments of $3,982.50 per month will commence in August 2004 and continue through December 2008 with four 5 year options to renew unless the lease is breached or otherwise terminated. In accordance with applicable accounting principles, the Partnership is recognizing rent income over the full term of the lease, including the "free-rent" period from August 2003 through July 2004.

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

     The cash on hand at June 30, 2004 may be used for (a) the capital requirements of the Partnership properties (b) for other general Partnership purposes.

     Net cash provided by operating activities of $394,012 for the six months ended June 30, 2004 included (i) a net income of $83,045, (ii) non-cash adjustments of $376,656 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $65,689.

     Net cash provided by operating activities of $459,536 for the six months ended June 30, 2003 included (i) a net loss of $1,549, (ii) non-cash adjustments of $341,147 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $119,938.

     Net cash used in investing activities of $76,781 for the six months ended
June 30, 2004 was for capital expenditures for property improvements.

     Net cash used in investing activities of $181,142 for the six months ended
June 30, 2003 was for capital expenditures for property improvements.

     Net cash provided by financing activities of $6,456 for the six months ended June 30, 2004 include (i) principal repayments on mortgage loans payable of $134,896 and (ii) a decrease in restricted cash of $141,352.

     During the quarter ending June 30, 2004, the Partnership has been successful in its request to release the $150,000 that was held in escrow in connection with the refinancing by the holder of the first mortgage on the Green
Valley Property pending the resolution of the Abco vacancy.

     Net cash used in financing activities of $147,000 for the six months ended
June 30, 2003 include (i) principal repayments on mortgage loans payable of
$127,668 and (ii) an increase in restricted cash of $19,332.

OFF-BALANCE SHEET ARRANGEMENTS

     The Partnership has no off-balance sheet arrangements as contemplated by
Item 303(c) of Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES.

     The President and Treasurer of the Partnership's General Partner have concluded, based on their evaluation as of June 30, 2004, that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports we file or submit under the
Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, made known to management and reported within the time periods specified in the
SEC's rules and forms.

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

     During the quarter ended June 30, 2004, there were no significant changes in our internal control over financial reporting or other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting including any corrective actions with regard to significant defiencies and material weaknesses.

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

DATE: August 9, 2004                              CONCORD MILESTONE PLUS, L.P.
      --------------                              ----------------------------
                                                         (Registrant)

                                                  BY: CM PLUS CORPORATION
                                                      --------------------------
                                                      General Partner

                                                  By: /S/ Leonard Mandor
                                                      --------------------------
                                                      Leonard Mandor
                                                      President

                                                  By: /S/ Patrick Kirse
                                                      --------------------------
                                                      Patrick Kirse
                                                      Treasurer and Controller

