Form 10QSB
period 2004-09-30
CONCORD MILESTONE PLUS L P
filed 2004-11-15
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB
(mark one)

 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2004

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    ---------

                        Commission file number 000-16757
                                               ---------

                          CONCORD MILESTONE PLUS, L.P.
           ----------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                       52-1494615
--------------------------------------     -------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      200 CONGRESS PARK DRIVE
             SUITE 103
        DELRAY BEACH, FLORIDA                           33445
----------------------------------------         -------------------
(Address of Principal Executive Offices)              (Zip Code)

                                 (561) 394-9260
                          -----------------------------
                            Issuer's Telephone Number

As of November 4, 2004, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Check whether the issuer (1) has filed all reports to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

Transitional small business disclosure format.

Yes      No X
    ---    ---

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                             CONCORD MILESTONE PLUS, L.P.
                                               (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS

                                   SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

Assets:                                                              September 30, 2004   December 31,2003
                                                                     ------------------   ----------------

Property:
         Building and improvements, at cost                             $16,867,309         $16,773,290
         Less: accumulated depreciation                                   9,646,797           9,107,354
                                                                     --------------        ------------
         Building and improvements, net                                   7,220,512           7,665,936
         Land, at cost                                                   10,987,034          10,987,034
                                                                     --------------        ------------
         Property, net                                                   18,207,546          18,652,970

Cash and cash equivalents                                                 1,351,980             907,136
Accounts receivable                                                         109,596             139,885
Restricted cash                                                             184,779             240,166
Debt financing costs, net                                                    94,001             117,502
Prepaid expenses and other assets, net                                       64,195              49,941
                                                                     --------------        ------------
         Total assets                                                   $20,012,097         $20,107,600
                                                                     ==============        ============
Liabilities:
Mortgage loans payable                                                  $15,216,095         $15,418,851
Accrued interest                                                            104,733             106,487
Deposits                                                                    121,833             114,445
Accrued expenses and other liabilities                                      251,173             270,155
Accrued expenses payable to affiliates                                        6,111               1,296
                                                                     --------------        ------------
         Total liabilities                                               15,699,945          15,911,234
                                                                     ==============        ============

Commitments and Contingencies

Partners' capital:
         General partner                                                    (79,443)            (80,601)
         Limited partners:
                  Class A Interests, 1,518,800                            4,391,595           4,276,967
                  Class B Interests, 2,111,072                                    -                   -
                                                                     --------------        ------------
         Total partners' capital                                          4,312,152           4,196,366
                                                                     --------------        ------------
         Total liabilities and partners' capital                        $20,012,097         $20,107,600
                                                                     ==============        ============

                 See Accompanying Notes to Financial Statements

                                                 CONCORD MILESTONE PLUS, L.P.
                                                    (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF REVENUES AND EXPENSES

                                                         (UNAUDITED)

                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                September 30, 2004   September 30, 2003
                                                                                ------------------   ------------------
Revenues:
Rent                                                                               $724,743                  $648,987
Reimbursed expenses                                                                 148,721                   152,015
Interest and other income                                                             4,639                     7,054
                                                                                  ---------                 ---------

    Total revenues                                                                  878,103                   808,056
                                                                                  ---------                 ---------
Expenses:
Interest expense                                                                    319,183                   323,584
Depreciation and amortization                                                       191,620                   179,288
Management and property expenses                                                    267,678                   292,813
Administrative and management fees to affiliates                                     53,475                    52,350
Professional fees and administrative expenses                                        13,406                    15,371
                                                                                  ---------                 ---------

    Total expenses                                                                  845,362                   863,406
                                                                                  ---------                 ---------

Net income (loss)                                                                   $32,741                  $(55,350)
                                                                                  =========                 =========
Net income (loss) attributable to:

    Limited partners                                                                $32,413                  $(54,796)
    General partner                                                                     328                      (554)
                                                                                  ---------                 ---------

Net income (loss)                                                                   $32,741                  $(55,350)
                                                                                  =========                 =========
Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                                            $    2.16                $    (3.64)
                                                                                  =========                 =========
Weighted average number of 100
Class A interests outstanding                                                        15,188                    15,188
                                                                                  =========                 =========

                 See Accompanying Notes to Financial Statements

                                                 CONCORD MILESTONE PLUS, L.P.
                                                    (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF REVENUES AND EXPENSES

                                                             (UNAUDITED)

                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                             September 30, 2004        September 30, 2003
                                                                             ------------------        ------------------

Revenues:
Rent                                                                             $2,158,839                $1,970,141
Reimbursed expenses                                                                 465,912                   450,134
Interest and other income                                                            25,811                    15,565
                                                                                 ----------                ----------

    Total revenues                                                                2,650,562                 2,435,840
                                                                                 ----------                ----------
Expenses:
Interest expense                                                                    954,447                   964,132
Depreciation and amortization                                                       568,276                   520,435
Management and property expenses                                                    774,123                   788,551
Administrative and management fees to affiliates                                    166,713                   155,373
Professional fees and administrative expenses                                        71,217                    64,248
                                                                                 ----------                ----------
    Total expenses                                                                2,534,776                 2,492,739
                                                                                 ----------                ----------
Net income (loss)                                                                  $115,786                 $ (56,899)
                                                                                 ==========                ==========

Net income (loss) attributable to:

    Limited partners                                                               $114,628                  $(56,330)
    General partner                                                                   1,158                      (569)
                                                                                 ----------                ----------

Net income (loss)                                                                  $115,786                 $ (56,899)
                                                                                 ==========                ==========

Income (loss) per weighted average
Limited Partnership 100 Class A
Interests outstanding, basic & diluted                                           $     7.62                $    (3.75)
                                                                                 ==========                ==========

Weighted average number of 100
Class A interests outstanding                                                        15,188                    15,188
                                                                                 ==========                ==========

                 See Accompanying Notes to Financial Statements

                            CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                             (UNAUDITED)

                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                           General          Class A          Class B
                                                        Total              Partner         Interests        Interests
                                                     ------------        ----------      ------------     ------------

PARTNERS' CAPITAL (DEFICIT)
      January 1, 2004                                 $4,196,366          $(80,601)       $4,276,967           $0

Net Income                                               115,786             1,158           114,628            0
                                                         -------          --------          --------            -

PARTNERS' CAPITAL (DEFICIT)
      September 30, 2004                              $4,312,152         $ (79,443)       $4,391,595           $0
                                                      ==========         =========        ==========           ==

                 See Accompanying Notes to Financial Statements

                                               CONCORD MILESTONE PLUS, L.P.
                                                  (A LIMITED PARTNERSHIP)

                                                 STATEMENTS OF CASH FLOWS

                                                        (UNAUDITED)

                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                 September 30, 2004     September 30, 2003
                                                                                 ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $115,786              $(56,899)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                                       568,276               520,435
    Change in operating assets and liabilities:
    Decrease in accounts receivable                                                      30,289                71,097
    Increase in prepaid expenses and other assets, net                                  (19,586)               (6,919)
    Decrease in accrued interest                                                         (1,754)               (4,847)
   (Decrease) increase in accrued expenses and other liabilities                        (11,594)               40,604
    Increase (decrease) in accrued expenses payable to affiliates                         4,815                (1,006)
                                                                                       --------              --------
Net cash provided by operating activities                                               686,232               562,465
                                                                                       --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property improvements                                                               (94,019)             (379,494)
                                                                                       --------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease (Increase) in restricted cash                                               55,387               (69,107)
    Principal repayments on mortgage loans payable                                     (202,756)             (189,980)
                                                                                       --------              --------
Net cash used in financing activities                                                  (147,369)             (259,087)
                                                                                       --------              --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 444,844               (76,116)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                                 907,136              1,005,152
                                                                                       --------              ---------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                                    $1,351,980              $ 929,036
                                                                                     ==========              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid during the period for interest                                               $956,201              $968,979
                                                                                       ========              ========

                 See Accompanying Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of CM Plus Corporation, General Partner of Concord
Milestone Plus, L.P.

We have reviewed the accompanying balance sheet of Concord Milestone Plus, L.P.
(the "Partnership") as of September 30, 2004, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the three month and nine month periods ended September 30, 2004 and September 30,
2003. These financial statements are the responsibility of the management of the
Partnership.

We conducted our reviews in accordance with the standards of the Public Company
Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the
objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public
Company Accounting Oversight Board (United States), the balance sheet of the
Partnership as of December 31, 2003, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for the year then ended
(not presented herein); and in our report dated February 21, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida

November 4, 2004

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended September 30, 2004 and 2003 are unaudited. The financial statements for the periods ended September 30, 2004 and 2003 have been reviewed by an independent public accountant pursuant to Item
310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing.
The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations for the fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-KSB for the year ended December 31, 2003.

FORWARD - LOOKING STATEMENTS
----------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THREE MONTHS ENDED
SEPTEMBER 30, 2003
-------------------------------------------------------------------------

    The Partnership recognized a net income of $32,741 for the three months ended September 30, 2004 as compared to a net loss of $55,350 for the same period in 2003.The change is primarily due to the following factors:

    (i) An increase in revenue of $70,047 or 8.70% to $878,103 for the three months ended September 30, 2004 as compared to $808,056 for the three months ended September 30, 2003 due to an increase in base rent collected by the
Partnership of $75,756 attributable to the increase in occupancy at the Green
Valley and Valencia properties.

    (ii) A decrease in expenses of $18,044 or 2.10% to $845,362 for the three months ended September 30, 2004 as compared to $863,406 for the three months ended September 30, 2003. The net decrease is primarily due to the following: a)
a decrease of $25,135 in management and property expenses is mainly due to the fact that expenses incurred related to leasing the vacant space at the Green
Valley and Valencia properties during the three months ended September 30, 2003 were not incurred during the three months ended September 30, 2004 and b) an increase in depreciation expenses for the three months ended September 30, 2004 of $12,332 is due to capital expenditures incurred during 2003 and 2004 for roof replacement and tenant improvements at the Valencia, Green Valley and Town and
Country Plaza properties.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO NINE MONTHS ENDED
SEPTEMBER 30, 2003
-----------------------------------------------------------------------

    The Partnership recognized a net income of $115,786 for th nine months ended
September 30, 2004 as compared to a net loss of $56,899 for the same period in
2003. The increase is primarily due to the following factors:

    (i) An increase in revenue of $214,722 or 8.80% to $2,650,562 for the nine months ended September 30, 2004 as compared to $2,435,840 for the nine months ended September 30, 2003. The net increase is due to an increase in base rent collected by the Partnership in the nine months ended September 30, 2004 of
$188,698 due to the increase in occupancy at the Green Valley and Valencia properties.

    (ii) An increase in expenses of $42,037 or 1.70% to $2,534,776 for the nine months ended September 30 2004 as compared to $2,492,739 for the nine months ended September 30, 2003. The increase is primarily due to an increase in depreciation expenses of $47,841 is due to capital expenditures incurred during
2003 and 2004 for roof replacement and tenant improvements at the Valencia,
Green Valley and Town and Country Plaza properties.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

    Abco, the former principal anchor tenant at the Green Valley Property vacated its space in May, 1999. This space represents about 20% of the Green
Valley Property's leaseable area. The Partnership has retained a succession of several regional real estate brokerage firms to help market the space. A new
Safeway Supermarket near the Green Valley Property that was built in 2002 has effectively negated the potential of a supermarket as a replacement tenant for the former Abco tenant. In March 2003, a lease was executed with Family Dollar,
Inc. for 9,571 of the 38,983 total square footage formerly leased by Abco. In conjunction with the work performed in preparing the building to be subdivided and to accommodate Family Dollar, an area of approximately 3,528 square feet was reconfigured since it restricted the visibility of the remaining vacant space.
This amount of square footage is no longer leaseable. The Partnership has not identified a potential tenant for the remaining 25,884 square feet, and the
Partnership does not know what effect, if any, that this continuing vacant space will have on the Green Valley Property, the other tenants, or the ability of the
Partnership to lease other vacant space at the Green Valley Property. The
Partnership delivered the premises to Family Dollar in June 2003 and the lease was effective beginning August 2003. Rent payments of $3,982.50 per month commenced in August 2004 and continue through December 2008 with four 5 year options to renew unless the lease is breached or otherwise terminated. In accordance with applicable accounting principles, the Partnership is recognizing rent income over the full term of the lease, including the "free-rent" period from August 2003 through July 2004.

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

    To assist the Partnership with its compliance with Section 404 of the
Sarbanes-Oxley Act of 2002, the Partnership will retain the services of outside specialists. The Partnership anticipates that the costs associated with the retention and use such consultants and advisors will be significant and material to the Partnership. See "Section 404 Compliance" below.

    Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

    The cash on hand at September 30, 2004 may be used for (a) the capital requirements of the Partnership properties and (b) for other general Partnership purposes including the Partnership's compliance with Section 404 of the
Sarbanes-Oxley Act of 2002. See "Section 404 Compliance" below.

    Net cash provided by operating activities of $686,232 for the nine months ended September 30, 2004 included (i) a net income of $115,786, (ii) non-cash adjustments of $568,276 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $2,170.

    Net cash provided by operating activities of $562,465 for the nine months ended September 30, 2003 included (i) a net loss of $56,899, (ii) non-cash adjustments of $520,435 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $98,929.

    Net cash used in investing activities of $94,019 for the nine months ended
September 30, 2004 was for capital expenditures for property improvements.

    Net cash used in investing activities of $379,494 for the nine months ended
September 30, 2003 was for capital expenditures for property improvements.

    Net cash provided by financing activities of $147,369 for the nine months ended September 30, 2004 include (i) principal repayments on mortgage loans payable of $202,756 and (ii) a decrease in restricted cash of $55,387.

    During the quarter ending June 30, 2004, the Partnership was successful in its request to release the $150,000 that was held in escrow in connection with the refinancing by the holder of the first mortgage on the Green Valley Property pending the resolution of the Abco vacancy.

    Net cash used in financing activities of $259,087 for the nine months ended
September 30, 2003 include (i) principal repayments on mortgage loans payable of
$189,980 and (ii) an increase in restricted cash of $69,107.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

    The Partnership has no off-balance sheet arrangements as contemplated by
Item 303(c) of Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES.
----------------------------------

    The President and Treasurer of the Partnership's General Partner have concluded, based on their evaluation as of September 30, 2004, that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, made known to management and reported within the time periods specified in the SEC's rules and forms.

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

    During the quarter ended September 30, 2004, there were no changes in our internal control over financial reporting or other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting and we have not had to take any corrective actions with regard to significant deficiencies and material weaknesses.

SECTION 404 COMPLIANCE
----------------------

    Section 404 of the Sarbanes-Oxley Act of 2002 (the "S-O Act") requires the
Partnership to include an internal control report from management in its Annual
Report on Form 10-KSB for the year ended December 31, 2005 and in subsequent
Annual Reports thereafter. The internal control report must include the following (i) a statement of management's responsibility for establishing and maintaining adequate control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Partnership's internal control over financial reporting, (iii) management's assessment of the effectiveness of the
Partnership's internal control over financial reporting as of December 31, 2005, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Partnership's independent auditors have issued an attestation on management's assessment of internal control over financial reporting.

    In order to achieve compliance with Section 404 of the S-O Act within the required timeframe, the Partnership and its General Partner will conduct a process to document and evaluate the Partnership's internal control over financial reporting. The Partnership plans to dedicate internal resources and develop a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where required, (iii) validate through testing that controls are functioning as documented, and (iv) implementing a continuous reporting and improvement process for internal control over financial reporting. The Partnership expects to validate any potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses.

    To ensure that the Partnership addresses these issues thoroughly, effectively and in a timely manner, it will seek to supplement its internal project team with the services of outside consultants and advisors. The
Partnership is currently conducting searches for and interviewing outside specialists to assist with its plans to comply with Section 404. The Partnership anticipates that the costs associated with the retention and use of such consultants and advisors would be significant and material to the Partnership.

PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(A) EXHIBIT:

Number            Description of Document
------            -----------------------

    3.1  Amended and Restated Agreement of Limited Partnership of Concord
         Milestone Plus, L.P. Incorporated herein by reference to Exhibit A to the Registrant's Prospectus included as Part I of the Registrant's
         Post-Effective Amendment No. 3 to the Registrant's Registration
         Statement on Form S-11 which was declared effective on April 3, 1987.

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

DATE: November 8, 2004                 CONCORD MILESTONE PLUS, L.P.
      ----------------                 ----------------------------
                                               (Registrant)

                                  BY:    CM PLUS CORPORATION
                                         ----------------------------------
                                         General Partner

                                  By:    /S/ Leonard Mandor
                                         ----------------------------------
                                         Leonard Mandor
                                         President

                                  By:    /S/ Patrick Kirse
                                         ----------------------------------
                                         Patrick Kirse
                                         Treasurer and Controller

