Form 10KSB
period 2004-12-31
CONCORD MILESTONE PLUS L P
filed 2005-03-30
CIK 808460

                                     PART I
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2004
                        Commission file number 000-16757

                          CONCORD MILESTONE PLUS, L.P.
                          -----------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                        52-1494615
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

200 CONGRESS PARK DRIVE, SUITE 103,
         DELRAY BEACH, FLORIDA                                 33445
---------------------------------------------       ----------------------------
 (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code               (561) 394-9260
                                                    ----------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State the issuer's revenues for its most recent fiscal year: $3,526,564

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

As of February 25, 2005, 1,518,800 Class A Interests and 2,111,072 Class B
Interests were outstanding.

[PG NUMBER]

Transitional Small Business Disclosure Format (check one)        Yes       No X
                                                                     ----    ---

                          CONCORD MILESTONE PLUS, L.P.
                         2004 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                         Page
---------------------------------------------------------------------------------------------
PART I ............................................................................

PART II............................................................................

     Item 5. Market for Registrant's Equity Securities and Related Security
     Holders Matters and Small Business Issuer's Purchases of Equity Securities ...        12

     Item 6. Management's Discussion and Analysis of Financial Condition and
     Results of Operations.........................................................        13

     Item 7. Financial Statements .................................................        18

     Item 8. Changes in and Disagreements With Accountants on Accounting and

PART III ..........................................................................

     Item 9. Directors and Executive Officers of the Registrant ...................        38

     Item 10. Executive Compensation ..............................................        39

     Item 11. Security Ownership of Certain Beneficial Owners and Management and

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

ITEM 1. DESCRIPTION OF BUSINESS.

     (a)  Business Development.

     Concord Milestone Plus, L.P. (the "Partnership") was organized as a
Delaware limited partnership on December 12, 1986 with CM Plus Corporation, a
Delaware corporation as its general partner (the "General Partner"). Since
December 28, 2001 the General Partner has been wholly owned by Milestone
Properties, Inc.("MPI"), a Delaware corporation. MPI reorganized its subsidiaries on that date and as a result the General Partner is now a wholly owned subsidiary of MPI. This reorganization had no effect on the General
Partner or the Partnership. The Partnership is engaged in the business of owning and operating three shopping centers. The General Partner's only activity is that of being the general partner for the Partnership. CMP Beneficial Corp., a wholly owned subsidiary of MPI, was organized under Delaware law in December
1986 for the sole purpose of holding limited partnership interests in the
Partnership for the benefit of holders of the Class A Interests and Class B
Interests and has engaged in no business activities other than fulfilling its obligations under the Amended and Restated Agreement of Limited Partnership of
the Partnership (the "Partnership Agreement").

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

     The amount of revenues from tenants attributable to the Searcy Property, the Valencia Property and the Green Valley Property (collectively, the
"Properties") was (i) $542,223, $1,551,614, $1,423,121 respectively, for the fiscal year ended December 31, 2004, (ii) $540,462, $1,445,597, $1,294,656
respectively, for the fiscal year ended December 31, 2003, and (iii) $643,118,
$1,454,745, $1,286,571 respectively, for the fiscal year ended December 31,
2002. None of the tenants are affiliates of the Partnership.

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

 ITEM 2. DESCRIPTION OF PROPERTY.

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

         The Mortgage Loans and related terms at December 31, 2004 for the
Properties are summarized as follows:

                       OUTSTANDING
                         PRINCIPAL     ANNUAL           MONTHLY
                        BALANCE AT   INTEREST       PAYMENTS OF
                          DECEMBER     RATE %         PRINCIPAL
PROPERTY/LOCATION         31, 2004    (FIXED)      AND INTEREST
-----------------         --------    -------      ------------

Searcy, AR              $2,636,521      8.125           $21,640
Valencia, CA             7,527,167      8.125            65,881
Green Valley, AZ         4,979,681      8.250            41,252
                        ----------                       ------
Total                  $15,143,369                     $128,773
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

     Taxes. The Partnership's adjusted federal income tax basis for the Searcy
Property is approximately $2,615,088, of which $430,000 is allocated to land and
$2,185,088 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 years using the straight-line method of cost recovery.

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

     Operating and Tenant Information. As of March 1, 2005, there were ten tenants, including two anchor tenants, at the Searcy Property. The anchor tenants are J.C. Penney department store and Dunlap Co. The other eight tenants provide a variety of goods and services. No other tenant occupied more than 10%
of the rentable square footage. The occupancy rate was 98.7% and 98.7% as of
December 31, 2004 and 2003, respectively.

     The tables on pages 8 and 9 of this Report further describe and summarize certain operating data and tenant information for the Searcy Property as of
December 31, 2004.

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

     Taxes. The Partnership's adjusted federal income tax basis for the Valencia
Property is $10,125,529, of which $6,500,000 is allocated to land and $3,625,529 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 3 to 10 years using the straight-line method of cost recovery.

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

     Operating and Tenant Information. As of March 1, 2005, there were 24 tenants, including two anchor tenants. The two anchor tenants are an Albertson's grocery store and a Rite Aid pharmacy. No other tenant occupied 10% or more of the rentable square footage. The other 22 tenants provide a variety of goods and services. The occupancy rate was 100.00% and 88.05% as of December 31, 2004 and
2003, respectively.

     The tables on pages 8 and 9 further describe and summarize certain operating data and tenant information for the Valencia Property as of December
31, 2004.

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

     Taxes. The Partnership's adjusted federal income tax basis for the Green
Valley Property is $8,980,115, of which $5,100,000 is allocated to land and
$3,880,115 to the buildings and improvements. For financial statement purposes, the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 2 to 5 years using the straight-line method of cost recovery.

     Competition. The Green Valley Property competes directly with the 142,500 square foot Continental Shopping Plaza, built in 1980, located at Continental
Road and Interstate 19 approximately one mile south of the Green Valley
Property. The Continental Shopping Plaza is anchored by a Safeway Supermarket and several major tenants, McDonalds, Osco Drug, true Value Hardware, Kentucky
Fried Chicken, M & I Bank and 45 local tenants. There is a shopping center located 3 miles to the north of the Green Valley Property in the incorporated town of Sahuarita. This shopping center includes a 65,000 square foot Wal-Mart
Department Store and a 42,000 square foot Bashas' Food Store as anchor tenants plus 25,000 square feet of space leased to Blockbuster, Radio Shack, Subway and
12 local tenants. Another center located to the north of the Green Valley
Property, is the former Kmart Plaza, which was sold and the new name is the
"Valle Verde Center." The Kmart building is 45,000 square feet which Kmart closed in 1995. In April of 2004 Beall's Outlet Store was opened in the Valle
Verde Center with a 20,000 square foot store and Beall's store at the Green
Valley Property has re-opened the store with its new concept bed and bath store.
There is additional space for a 4,000 square foot restaurant. Other tenants in
Valle Verde Center are the Desert Sky multiplex theater, Dairy Queen, Taco Bell, and a 6,000 sq.ft. RV automatic wash. Since the incorporation of Sahuarita, several large areas have been rezoned for commercial development. A small center located 2.5 miles north of Green Valley Property called "The Quorum" opened in
2000. Tenants in the "Quorum" are Carpet One, Animal Doctor, Domino Pizza,
Burger King, Sears and a restaurant called Coach's. In 2002 a large parcel of land was purchased 2 miles north of the Green Valley property and a new Safeway
Supermarket was built with a planned development of 20,000 feet of small shops yet to be developed. In April of 2004 a new shopping center is being developed called Madera Marketplace. Ground has been broken for a new 188,228 Wal-Mart
Super Center, planned to open in Fall of 2005. Future tenants in Madera
Marketplace will include Bank of America, Wells Fargo Bank Branch, Fletcher Tire
& Auto, Walgreens and 20,000 feet for additional tenants. Development in the town of Sahuarita is doubling in population every two to three years. Canoa
Ranches within 8 miles of the south border of green Valley and a major shopping center is being developed with commercial centers as well. Bashas' Food Store is planning to open in fall of 2006. No decision is made at this time to close the
Bashas' Food Store in the center located next to old 65,000 square foot vacant
Wal Mart store in the Sahuarita Area.

     Operating and Tenant Information. As of March 1, 2005, there were 68 tenants, including two anchor tenants, at the Green Valley Property. The two anchor tenants include a Beall's bed and bath store and an Ace

Hardware store. The third anchor tenant space has been re-demised with a portion of the space leased to Family Dollar, Inc.. The other 66 tenants provide a variety of goods and services. The occupancy rate was 69.16% and 69.74%, as of
December 31, 2004 and 2003, respectively.

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
commenced in August 2004 and continue through December 2008 with four 5 years
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
any, this vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the
Green Valley Property.

     Many of the tenants at the Green Valley Property have initial lease terms of less than two years. The Partnership will incur expenses in releasing the remaining vacant Abco space and cannot predict how soon such space will be leased and the terms of such new lease or leases. To date, the continuing vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms.
However, no assurances can be given that the continued space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates.

     The tables on pages 8 and 9 of this Report further describe and summarize certain operating data and tenant information for the Green Valley Property as of December 31, 2004.

     There are at present no options to purchase nor any contracts to purchase the Green Valley Property.

TABLE 1. SUMMARY OF OPERATING AND TENANT INFORMATION AS OF DECEMBER 31, 2004

                                         TENANT OCCUPYING>10%
                                             OF GLA/NATURE        SQUARE   OCCUPANCY   BASE RENT
    LOCATION           PROPERTY               OF BUSINESS          FEET      RATE      PER SQ.FT.
    --------           --------          ---------------------     ----      ----      ----------

Searcy, AR           Town & Country                               78,436     98.72%       $6.28 (1)
                      Plaza

                                         J.C. Penney              39,396                  $5.22
                                         Department Store

                                         Dunlap Co.               15,600                  $6.00
                                         Junior Department
                                         Store

Valencia, CA         Old Orchard                                 103,413    100.00%      $12.80 (1)
                     Shopping Ctr.
                                         Albertson's              31,842                  $9.42
                                         Full Service Grocer

                                         Rite Aid                 18,125                  $2.48
                                         Pharmacy

Green Valley , AZ    Green Valley Mall   None (3)                173,359     69.16%       $8.80 (1)

                                                                                      LEASE          ANNUAL
    LOCATION           PROPERTY         PERCENTAGE RENT & OTHER                     EXPIRATION      R/E TAXES
    --------           --------         -----------------------                     ----------      ---------

Searcy, AR           Town & Country                                                                   $24,050
                     Plaza

                                        1.5% of Sales in excess                      8/31/2007
                                        of $11,820,004. Pro-rata
                                        reimbursement for real estate
                                        taxes over the base year amount.
                                        Common area maintenance
                                        reimbursed at fixed intervals
                                        over the lease term.

                                        Common area maintenance                      1/31/2006
                                        and insurance reimbursement
                                        capped at $7,800 annually and
                                        $1,080 annually, respectively.
                                        Real Estate taxes reimbursed over
                                        the 2001 base year.

Valencia, CA         Old Orchard                                                                     $143,776
                     Shopping Ctr.
                                        1.25% of Sales in excess                     6/30/2006
                                        of $38,000,000 less amounts
                                        paid for property taxes, assessments
                                        and insurance premiums.  (2)

                                        Rent is payable in an amount                 5/31/2010
                                        equal to 3% of the tenant's
                                        gross sales for the previous month,
                                        but not less than $45,000 annually.
                                        Pays no reimbursed expenses.

Green Valley , AZ    Green Valley Mall                                                               $172,292

(1)  Represents the average rental rate including base and percentage rent per square foot of leased space taking rental concessions and discounts into consideration.

(2)  Pro-rata reimbursement for real estate taxes, common area maintenance and insurance.

(3)  The sole space greater than 10% of GLA is currently vacant. Abco vacated this space in May, 1999. The portion of the space leased to Family Dollar,
     Inc.. was less than 10% of the rentable square footage of the Green Valley
     Property.

TABLE 2.  SUMMARY OF LEASE EXPIRATIONS AS OF DECEMBER 31, 2004

                                                                                GROSS LEASEABLE
                                              YEAR OF          NUMBER OF         AREA EXPIRING        ANNUAL     % OF GROSS ANNUAL
    LOCATION        PROPERTY             LEASE EXPIRATION    LEASES EXPIRING    (IN SQUARE FEET)   MINIMUM RENT    MINIMUM RENT
    --------        --------             ----------------    ---------------    ----------------   ------------    ------------

Searcy, AR      Town & Country Plaza           2005               3                  4,760             $43,442         8.95%
                                               2006               1                 15,600             $93,600        19.29%
                                               2007               2                 45,369            $244,080        50.29%
                                               2008               2                  6,280             $48,956        10.09%
                                               2011               2                  5,422             $55,205        11.38%
                                            Vacancies             1                  1,005                -              -
                                                                 --                -------          ----------        -----
                                              Total              11                 78,436            $485,283        100.0%
                                              =====              ==                =======          ==========        =====

Valencia, CA    Old Orchard Shopping Center    2005               4                 12,484            $195,680        16.11%
                                               2006               4                 36,994            $391,103        32.19%
                                               2007               7                 17,590            $272,846        22.46%
                                               2008               5                  9,180            $160,546        13.22%
                                               2009               1                  3,640             $58,968         4.85%
                                               2010               1                 18,125             $45,000         3.70%
                                               2012               1                  1,200             $22,055         1.82%
                                               2014               1                  4,200             $68,544         5.65%
                                                                 --                -------          ----------        ------
                                              Total              24                103,413          $1,214,742        100.0%
                                              =====              ==                =======          ==========        =====

Green Valley, AZ    Green Valley Mall         M-T-M              2                 10,442             $10,317          .98%
                                              2005              25                 29,714            $312,967        30.13%
                                              2006              21                 43,838            $426,464        41.01%
                                              2007               6                  6,972             $82,761         7.96%
                                              2008               9                 22,505            $155,013        14.90%
                                              2009               3                  6,425             $52,195         5.02%
                                            Vacancies           19                 53,463                -              -
                                                                --                -------          ----------        -----
                                             Total              85                173,359          $1,039,717        100.0%
                                             ======             ==                =======          ==========        =====

                          CONCORD MILESTONE PLUS, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004

                                                                                            Capitalized
                                                                                             Subsequent
                                     Initial Cost                      Write Down          To Acquisition
                                     ------------                      ----------          --------------
                                  (same as last year)              (same as last year)
                                                              Building &
Description and Location      Encumbrances      Land         Improvements                                         Total
------------------------      ------------      ----         ------------                                         -----

Town & Country Plaza            $2,636,521      $430,000       $3,620,000           $0         $656,492       $4,706,492
Searcy, AR

Old Orchard Shopping Center      7,527,167     6,500,000        5,075,000            0        1,719,559       13,294,559
Valencia, CA

Green Valley Mall                4,979,681     5,100,000        4,587,000    1,042,966        1,222,638        9,866,672
                                 ---------     ---------        ---------    ---------        ---------        ---------
Green Valley, AZ

                               $15,143,369   $12,030,000      $13,282,000   $1,042,966       $3,598,689      $27,867,723
                               ===========   ===========      ===========   ==========       ==========      ===========

                                          Gross Amount
                               at which Carried at Close of Period
                               -----------------------------------
                                      (same as last year)
                               Accumulated        Date      Depreciation
Description and Location       Depreciation      Acquired       Life
------------------------       ------------      --------       ----

Town & Country Plaza          $2,429,583      08/20/87     31.5 years
Searcy, AR

Old Orchard Shopping Center    3,884,988      01/22/88     31.5 years
Valencia, CA

Green Valley Mall              3,512,254      04/15/88     31.5 years
Green Valley, AZ

                              $9,826,826
                              ==========

                                                                 2004                     2003
(A) Reconciliation of investment properties owned:

        Beginning balance                                        $27,760,324       $27,235,707
        Property acquisitions/improvements                           108,399           524,617
        Write-down of property                                             0                 0
                                                                 -----------       -----------

        Balance at end of period                                 $27,868,723       $27,760,324
                                                                 ===========       ===========

(B) Reconciliation of accumulated depreciation:
        Beginning balance                                         $9,107,354        $8,431,139
        Depreciation expense                                         719,472           676,215
                                                                     -------           -------

        Balance at end of period                                  $9,826,826        $9,107,354
                                                                  ==========        ==========

COMMITMENTS AND CONTINGENCIES

         Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property.
If hazardous substances are discovered on or emanating from any of the
Properties, the Partnership and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances, even if the problem was caused by another party or a tenant. As of March 1, 2005 the Partnership was not aware of any existing environmental conditions on the
Properties that will have a material effect on the financial statements.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY SECURITIES, RELATED SECURITIES HOLDER
        MATTERS AND SMALL BUSINESS ISSUER'S PURCHASES OF EQUITY SECURITIES

     (a) Class A and Class B Interests are not traded on any established public trading market or on any national securities exchange and are not quoted on any national quotation system. No organized public market has developed for the interests in the Partnership. Sales of Class A and Class B Interests occur from time to time through independent broker-dealers, but to the best of the
Partnership's knowledge, as of March 1, 2005 there are no market makers for the interests. Recently published information relating to other real estate limited partnerships (which may or may not be analogous to the Partnership) indicates that sales of limited partnership interests in those partnerships occur at substantial discounts from the amounts of the original investments.

     (b) As of February 25, 2005, 1,518,800 outstanding Class A Interests and
2,111,072 outstanding Class B Interests outstanding were held by approximately
951 and 1,026 holders, respectively.

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

There have been no distributions with respect to the Class B Interests. On
January 31, 2005, the Partnership made a cash distribution of $49,425.03 of which $48,930.78 was paid to the holders of Class A interest and $494.25 was paid to the General Partner.

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

     (f) No purchases were made by or on behalf of the Partnership or any
"affiliated purchasers" (as defined in Rule 106-18Ia)(3) promulgated under the
Securities and Exchange Act of 1934 of Interests in the Partnership.

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
All three Mortgage Loans are secured by first mortgages on each of the
Properties. The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds. The Mortgage Loans are described in further detail in Item 2. "Description of Properties".

     The Partnership has an agreement with Milestone Property Management, Inc.
("MPMI"), an affiliate of the General Partner and a subsidiary of MPI, to provide management services to the Properties. In addition, MPMI is responsible for leasing space at the properties and actively monitors all vacancies to ensure the highest occupancy rate possible. All leasing of the Properties is negotiated and arranged by MPMI and the terms of the leases are negotiated on a lease by lease basis. During fiscal 2004, the Partnership paid or accrued
$149,372 to MPMI for management fees.

COMPETITION

     Rental properties owned by the Partnership face substantial competition from similar existing properties, or newly built properties, in the vicinity in which such Properties are located. Such competition is generally for the retention of existing tenants and for new tenants upon space becoming vacant.
Competition for tenants may result in the Partnership being unable to quickly re-lease space, require the Partnership to reduce rents or provide rental concessions to tenants, resulting in a decline in cash flows. The Partnership believes that the profitability of each of the Properties is based, in part, upon its geographic location, the operations and identity of the property's tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. The Partnership also believes that general economic circumstances and trends as well as the character and quality of new and existing properties located in the vicinity of the Properties are factors that may affect the operation and competitiveness of the Properties. See
Item 2 "Description of Properties", for further detail.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis the Partnership's our financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to the recorded values of the Partnership's Properties and the possible impairment of their carrying value, and the remaining useful lives of the
Partnership's Properties and other fixed assets, which is used for depreciation purposes. Assessments are also made as to potential environmental liabilities that may have been caused by tenants (or any other outside party) from their occupancy at a Property. We base our estimates on historical experience, data gathered during the operations of the Properties, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates if our assumptions are not accurate or under different conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those discussed above, as well as the policies listed in the footnotes to our financial statements.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO 2003

The Partnership recognized a net income of $117,638 for the year ended December
31, 2004 as compared to a net loss of $79,903 for the year ended December 31,
2003. The change is primarily due to the following factors:

An increase in revenue of the Partnership of $239,035 or 7.27%, to 3,526,564 in
the fiscal year ended December 31, 2004 from $3,287,527 in the fiscal year ended
December 31, 2003 the net increase is primarily due to:

     o    An increase in base rent of $202,784 collected by the Partnership due to the increase in occupancy at the Valencia property

     o    an annual increase in base rent per square footage

     o    an increase in reimbursed expenses of $23,711 due to an increase in common area maintenance and real estate tax reimbursed expenses at the
          Green Valley Property.

An increase in expenses of $41,494 or 1.23% to $3,408,926 in the fiscal year ended December 31, 2004 from $3,367,432 in the fiscal year ended December 31,
2003. The net increase was primarily due to:

     o    An increase in depreciation expense of $44,420 due to capital expenditure incurred during 2003 and 2004 for roof replacement and tenant improvements at the Valencia and Green Valley properties

     o    a decrease in management and property expenses of $57,368 due to a decrease in insurance and various maintenance expenses at all the
          Properties and due to the expenses incurred in 2003 related to the leasing of the vacant space at the Green Valley and Valencia properties not incurred during the year 2004 and

     o    an increase of professional fees and other expenses of $55,797 due to increase in legal and accounting fees.

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
commenced in August 2004 and continue through December 2008 with four 5 years
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
any, this vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the
Green Valley Property.

     The Partnership periodically makes distributions to its security holders.
The Partnership did not pay any distributions in 2004 and 2003. A 1998 fourth quarter distribution of $50,001 was paid during February 1999. Also, a first quarter distribution of $50,001 was paid during May 1999 and a second quarter distribution of $20,002 was paid during August 1999. Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property. Additionally, several capital projects were undertaken and completed at the Properties. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. On
January 31, 2005, the Partnership made a cash distribution of $49,425.03 of which $48,930.78 was paid to the holders of Class A interests and $494.25 was paid to the General Partner. No assurances can be given as to the timing or amount of any future distributions by the Partnership. Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership's liquidity.

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

     The cash on hand at December 31, 2004 may be used for (a) the capital requirements of the Partnership properties (b) January 31, 2005 distribution to limited partners of $49,425 and (c) for other general Partnership purposes including the Partnership's compliance with Section 404 of the Sarbanes-Oxley
Act of 2002. See "Section 404 Compliance" below.

     Net cash provided by operating activities of $797,925 for the year ended
December 31, 2004 was comprised of (i) net income of $117,638, (ii) adjustments of $758,193 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $77,906.

     Net cash provided by operating activities of $679,275 for the year ended
December 31, 2003 was comprised of (i) net loss of $79,903, (ii) adjustments of
$713,773 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $45,405.

     Net cash used in investing activities of $107,399 for the year ended
December 31, 2004 was comprised of capital expenditures for building improvements.

     Net cash used in investing activities of $524,617 for the year ended
December 31, 2003 was comprised of capital expenditures for building improvements.

     Net cash used in financing activities of $129,220 for the year ended
December 31, 2004 included (i) principal repayments on mortgage loans payable of
$275,482, and (ii) funds held in escrow of $146,262

     Net cash used in financing activities of $252,674 for the year ended
December 31, 2003 included (i) principal repayments on mortgage loans payable of
$257,102, and (ii) funds held in escrow of $4,428.

CURRENT ACCOUNTING ISSUE

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table provides information with respect to our contractual obligations at December 31, 2004.

   Contractual Obligation        Principal Payment Due by year
                                  2005            2006     2007
   Mortgage Loans               $302,865       $328,891  $14,511,613

Off-Balance Sheet Arrangements

     The Partnership has no off-balance sheet arrangements as contemplated by
Item 303(c) of Regulation S-B.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE NO.
1. Financial Statements:

   Concord Milestone Plus, L.P.

            1. Report of Independent Registered Public Accounting Firm.....   19

            2. Balance Sheets, December 31, 2004 and December 31, 2003.....   20

            3. Statements of Revenues and Expenses for the Years Ended
               December 31, 2004 and 2003 .................................   21

            4. Statements of Changes in Partners' Capital for the Years
               Ended December 31, 2004 and 2003 ...........................   22

            5. Statements of Cash Flows for the Years Ended December
               31, 2004 and 2003 ..........................................   23

            6. Notes to Financial Statements ..............................   24

2. Financial Statements:

            CM Plus Corporation

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of CM Plus Corporation, General Partner of Concord
Milestone Plus, L.P.

We have audited the accompanying balance sheets of Concord Milestone Plus, L.P.
(the "Partnership") as of December 31, 2004 and 2003, and the related statements of revenues and expenses, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P. at
December 31, 2004, and 2003, and the results of its operations, changes in partners' capital and its cash flows for each of the two years in the period ended December 31, 2004, in conformity U.S. generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

Pompano Beach, Florida
February 17, 2005

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 and 2003

                                                    December 31,    December 31,
                                                       2004            2003
                                                    ------------    ------------
Property:
Building and improvements, at cost                  $16,880,689     $16,773,290
Less: accumulated depreciation                        9,826,826       9,107,354
                                                      ---------       ---------
Building and improvements, net                        7,053,863       7,665,936
Land, at cost                                        10,987,034      10,987,034
                                                      ---------       ---------
Property, net                                        18,040,897      18,652,970

Cash and cash equivalents                             1,468,442         907,136
Accounts receivable                                     140,192         139,885
Restricted cash                                          93,904         240,166
Debt financing costs, net                                86,168         117,502
Prepaid expenses and other assets, net                   43,924          49,941
                                                      ---------       ---------
         Total assets                               $19,873,527     $20,107,600
                                                     ==========      ==========

Liabilities:
Mortgage loans payable                              $15,143,369     $15,418,851
Accrued interest                                        106,487         106,487
Deposits                                                121,714         114,445
Accrued expenses and other liabilities                  187,953         270,155
Accrued expenses payable to affiliates                                    1,296
                                                      ---------       ---------
         Total liabilities                           15,559,523      15,911,234
                                                     ----------      ----------

Commitments and Contingencies

Partners' capital:
         General partner                                (79,425)        (80,601)
         Limited partners:
                  Class A Interests, 1,518,800        4,393,429       4,276,967
                  Class B Interests, 2,111,072              -               -
                                                      ---------       ---------
         Total partners' capital                      4,314,004       4,196,366
                                                      ---------       ---------
         Total liabilities and partners' capital    $19,873,527     $20,107,600
                                                    ===========     ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                       STATEMENTS OF REVENUES AND EXPENSES

                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                                   2004            2003
                                                   ----            ----
Revenues:
Rent                                            $2,865,703       $2,662,919
Reimbursed expenses                                627,856          604,145
Interest and other income                           33,005           20,465
                                                ----------       ----------
         Total revenues                          3,526,564        3,287,529
                                                ----------       ----------

Expenses:
Interest expense                                 1,269,814        1,284,434
Depreciation and amortization                      758,193          713,773
Management and property expenses                 1,037,016        1,094,384
Administrative and management fees
         to related party                          221,691          208,426
Professional fees and other expenses               122,212           66,415
                                                ----------       ----------

         Total expenses                          3,408,926        3,367,432
                                                ----------       ----------

         Net income (loss)                        $117,638         $(79,903)
                                                ==========       ==========

Net income (loss) attributable to:
         Limited partners                          116,462         $(79,104)
         General partner                             1,176             (799)
                                                ----------       ----------

Net income (loss)                                 $117,638         $(79,903)
                                                ==========       ==========

Income (loss) per weighted average
100 Class A
Interests outstanding, basic and diluted             $7.75          $(5.26)
                                                ==========       ==========

Weighted average number of 100
Class A interests outstanding                       15,188           15,188
                                                ==========       ==========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                             General      Class A     Class B
                                 Total       Partner     Interests   Interests
                                 -----       -------     ---------   ---------

PARTNERS' CAPITAL (DEFICIT)
         January 1, 2003       $4,276,269   $(79,802)   $4,356,071       -
                               ----------   ---------   ----------   ---------

Net Loss                          (79,903)      (799)      (79,104)      -
                                  --------      -----      --------   ---------

PARTNERS' CAPITAL (DEFICIT)
         December 31, 2003      4,196,366    (80,601)    4,276,967       -
                                ---------    --------    ---------   ---------

Net Income                        117,638      1,176       116,462       -
                                  -------      -----       -------   ---------

PARTNERS' CAPITAL (DEFICIT)
         December 31, 2004     $4,314,004   $(79,425)   $4,393,429       -
                               ----------   ---------   ----------   ---------

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (a Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                      2004            2003
                                                                   ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $117,638        $(79,903)
Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
Depreciation and amortization                                       758,193        713,773
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable                             (307)        33,116
(Increase) decrease in prepaid expenses and other assets, net        (1,370)         9,916
Decrease in accrued interest                                             (0)        (3,741)
(Decrease) increase in accrued expenses, and other liabilities      (74,933)         5,824
(Decrease) increase in accrued expenses
         payable to affiliates                                       (1,296)           290
                                                                     ------            ---
Net cash provided by operating activities                           797,925        679,275
                                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Property improvements                                     (107,399)      (524,617)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in restricted cash                                146,262          4,428
         Principal repayments on mortgage loans payable            (275,482)      (257,102)
                                                                   --------       --------
Net cash used in financing activities                              (129,220)      (252,674)
                                                                   --------       --------

NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                       561,306        (98,016)

CASH AND CASH EQUIVALENTS,
         BEGINNING OF THE YEAR (JAN 1)                              907,136      1,005,152
                                                                    -------      ---------

CASH AND CASH EQUIVALENTS,
         END OF THE YEAR (DEC 31)                                $1,468,442       $907,136
                                                                 ==========       ========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for interest                           $1,269,814     $1,288,175
                                                                 ==========     ==========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

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

The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of
16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of
$1,000 principal amount of the Partnership's Escalating Rate Collateralized
Mortgage Bonds (the "Bonds") due November 30, 1997 and 36 Class B Interests of
the Partnership ("Class B Interests"), each such interest representing an assignment of one Class B Limited Partnership Interest held by CMP Beneficial
Corp., a Delaware corporation (the "Assignor"), an affiliate of the General
Partner, under the Amended and Restated Agreement of Limited Partnership of the
Partnership Agreement (the "Partnership Agreement"). Each Equity Unit consisted of 100 Class A Interests ("Class A Interests") of the Partnership , each interest representing an assignment of one Class A Limited Partnership Interest held by the Assignor under the Partnership Agreement, and 100 Class B Interests.

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

Management determines that an account needs to be allowanced depending on the aging of the individual balances receivable, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the tenants. The Partnership identifies past due accounts receivable and invoices the related tenants for finance charges, which are included in the accounts receivable. Accounts receivable are written off in the fiscal year when all legal collection procedures have been exhausted. There was no allowance for doubtful accounts receivable at December 31, 2004 and 2003.

PROPERTY

Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements and other depreciable assets are carried at cost, and depreciated on a straight-line basis using an estimated useful life of 2 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the lease. Total depreciation expense was $719,472, and
$676,215 in 2004 and 2003, respectively. Expenditures for routine maintenance and repairs are charged to expense as incurred.

The Partnership individually reviews each of its Properties for possible impairment at least annually, and more frequently if circumstances warrant.
Impairment is determined to exist when the carrying amount of a property exceeds its fair value. An impairment loss is recognized if the carrying amount is not recoverable and exceeds fair value. The carrying amount of a property is not recoverable if it exceeds the sum of future net undiscounted cash flows expected from the property. No write downs for impairment of property investments were recorded in 2004 and 2003.

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

INCOME TAXES

The Partnership makes no provision for income taxes because all income and losses are allocated to the partners and holders of Class A Interests and Class
B Interests for inclusion in their respective tax returns. The tax bases of the
Partnership's net assets and liabilities are $3,668,823 and $3,471,499 higher than the amounts reported for financial statement purposes at December 31, 2004 and 2003, respectively, due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes and the write-down of property during 1993 and 1994 for financial reporting purposes.

DEBT FINANCING COSTS

The costs to obtain the Mortgage Loans (see Note 6) were capitalized and are being amortized over the term of such mortgages using the effective interest method. The accumulated amortization of the debt financing costs was $57,566 and
$51,343 at December 31, 2004 and 2003, respectively.

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

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

A statement of comprehensive income (loss) has not been included per SFAS
No.130, "Reporting Comprehensive Income", as the Partnership has no items of other comprehensive income (loss). Comprehensive loss is the same as net (loss)
income for each period presented.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment"
which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statement of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We believe that SFAS 123R will have no significant effect on the financial position, results of operations, and cash flows of the
Partnership.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary
Assets". This statement amends the guidance in APB Opinion No.29, "Accounting for Nonmonetary Transactions". APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nommonetary exchanges be recorded on a carryover basis. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. We believe that SFAS 153 will have no significant effect on the financial position, results of operations, and cash flows of the Partnership.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate
Time-Sharing Transactions". This statement amends the guidance in FASB
Statements No. 66 and 67 to make reference to the AICPA Statement of Position
04-2, "Accounting for Real Estate Time-Sharing Transactions", and states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The provisions of SFAS No. 152 are effective for fiscal years beginning after June 15, 2005. We believe that SFAS 152 will have no impact on the financial position, results of operations, and cash flows of the Partnership as the Partnership does not have time-sharing transactions.

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

Minimum base rental income under non-cancelable tenant lease agreements, having lease terms expiring from one to eight years, at December 31, 2004 are as follows:

                                                                    Year Ended
December 31                                                           Amount
--------------                                                 ---------------
 2005                                                               $2,579,689
 2006                                                                1,728,787
 2007                                                                  980,340
 2008                                                                  546,832
 2009                                                                  215,468
 Thereafter                                                            503,472
                                                                       -------
 Total                                                              $6,554,588
                                                                ==============

The above table does not include contingent rental amounts. The total contingent rentals received in 2004 and 2003, were $185,258 and $184,849, respectively. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant's gross receipts above fixed minimum amounts and/or reimbursement of all or a portion of the tenant's pro rata share of real estate taxes, insurance and common area maintenance expenses.
Albertson's, Inc. generated 10.33% and 11.07% of total revenue of the
Partnership in 2004 and 2003.

5.   RELATED PARTY TRANSACTIONS

The Partnership pays fees to Milestone Property Management, Inc. ("MPMI"), an affiliate of the General Partner and a subsidiary of MPI, for customary property management services ("Management Fees") equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. Management Fees incurred for the years ended December
31, 2004 and 2003 were $149,372 and $137,870, respectively.

The Partnership accrued and paid $72,319 to MPI, the parent of the General
Partner, for administrative services for the year ended December 31, 2004. For the year ended December 31, 2003, the Partnership accrued and paid $70,555 to
MPI, for administrative and management fees.

6.   MORTGAGE LOANS PAYABLE

As of September 30, 1997, the Partnership closed three fixed rate first mortgage loans (the "Mortgage Loans") in the initial principal amounts of $2,865,000
(Searcy), $8,445,000 (Valencia) and $5,400,000 (Green Valley). All three
Mortgage Loans are secured by cross-collateralized first mortgages on the
Partnership's shopping centers.
The Mortgage Loans and related terms at December 31, 2004 are summarized as follows:

                        OUTSTANDING
                         PRINCIPAL                FIXED                MONTHLY
                         BALANCE AT               ANNUAL             PAYMENTS OF
                          DECEMBER              INTEREST              PRINCIPAL
PROPERTY/LOCATION        31, 2004                 RATE %            AND INTEREST
-----------------        --------                 ------            ------------
Searcy, AR               $2,636,521                8.125                 $21,640
Valencia, CA              7,527,167                8.125                  65,881
Green Valley, AZ          4,979,681                8.250                  41,252
                          ---------                                       ------
Total                   $15,143,369                                     $128,773
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
The scheduled principal payments of the Mortgage Loans at December 31, 2004 are as follows:

              Year Ending
              December 31                                    Amount
              -----------                                    ------
                   2005                                      $302,865
                   2006                                       328,891
                   2007                                    14,511,613
                                                          -----------
                  Total                                   $15,143,369
                                                          ===========

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

The Partnership estimates the fair value of its long term fixed rate Mortgage
Loans generally using discounted cash flow analysis based on current rates for similar types of debt. At December 31, 2004, the fair value of the Mortgage
Loans was estimated to be $16,354,195 compared to a carrying value amount of
$15,143,369. The fair value estimates presented herein are based on information available as of December 31, 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive re-evaluation of all of the mortgage loans has not been performed for purposes of these financial statement disclosures.

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
commenced in August 2004 and continue through December 2008 with four 5 years
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
any, this vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the
Green Valley Property.

Many of the tenants at the Green Valley Property have initial lease terms of less than two years. The Partnership will incur expenses in releasing the remaining vacant Abco space and cannot predict how soon such space will be leased and the terms of such new lease or leases. To date the vacancy of the
Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership's ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the remaining Abco space vacancy won't cause existing tenants to leave, or won't cause tenant renewals to be at lower rental rates. The General
Partner can not guarantee that the tenants with leases expiring in 2005 and in future years will renew such leases at the current rate or at all.

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

From time to time, the Partnership is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the
Partnership. At December 31, 2004, management believes that any such outstanding issues can be resolved without significantly impairing the financial condition of the Partnership.

9.   SUBSEQUENT EVENT

On January 31, 2005, the Partnership made a cash distribution of $49,425.03 of which $48,930.78 was paid to the holders of Class A interests and $494.25 was paid to the General Partner.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of CM Plus Corporation

We have audited the accompanying balance sheets of CM Plus Corporation (the
"Corporation"), as of December 31, 2004 and 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the balance sheets based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining , on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheets presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of CM Plus Corporation at December 31,
2004 and 2003 in conformity with U.S. generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
March 2, 2005

                               CM PLUS CORPORATION

                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                          2004           2003
Assets:
Cash and cash equivalents                                $3,834         $4,018
                                                         ------         ------
         Total Assets                                    $3,834         $4,018
                                                         ======         ======

Liabilities and Stockholder's Deficit:
Investment deficit in Partnership                       $79,424        $80,601
                                                        -------        -------

Commitments and Contingencies

Stockholder's Deficit:
Common Stock, no par value; 3,000 shares
authorized; 1,100 shares issued and outstanding          11,000         11,000

Accumulated Deficit                                     (86,590)       (87,583)
                                                        -------        -------

         Total stockholder's deficit                    (75,590)       (76,583)
                                                        -------        -------

         Total liabilities and stockholder's deficit     $3,834         $4,018
                                                         ======         ======

                    See Accompanying Notes to Balance Sheets

                               CM PLUS CORPORATION
                             NOTES TO BALANCE SHEETS

                           December 31, 2004 and 2003

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

     Since inception, the Corporation has recorded net loss from the Partnership in the amount of $89,424 as of December 31, 2004, and net loss of $90,601 as of December 31, 2003. The Corporation may be liable to fund this deficit upon the termination or liquidation of the Partnership.

4.   STOCKHOLDER'S EQUITY

     The Corporation has 3,000 shares of common stock authorized. 1,100 shares were issued for an original investment of $11,000.

5.   COMMITMENT AND CONTINGENCIES

     The Corporation guarantees the payment and performance of the Guaranteed
     Obligations of the Partnership as defined in the mortgages encumbering the
     Partnership's properties. The Guaranteed Obligations are the unpaid balance(s) of the debt(s) in the event of (1) any fraud or material misrepresentation by the Partnership or the Corporation in connection with the original securing of certain Partnership mortgage loan(s) or (ii) the
     Partnership's failure to make the first full payment of principal and interest due under the note(s). As of December 31, 2004 the outstanding balance of the mortgage debt total $15,143,369. The Guaranteed Obligations shall also include the indemnification of and holding harmless the lender from any loss, cost, damage, expense, claim or other obligation arising out of or in connection with any of the following:

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

     (e)  the gross negligence or willful misconduct of the Partnership, its agents, affiliates, officers or employees which causes or results in a diminution, or loss of value, of the Partnership's property that is not reimbursed by insurance or which gross negligence or willful misconduct exposes lender to claims, liability or costs of defense in any litigation or other legal proceeding;

     (f)  the seizure or forfeiture of the Partnership's property, or any portion thereof, or lender's interest therein, resulting from criminal wrongdoing by any person or entity other than lender under any federal, state or local law;

     (g)  (i) any physical waste of the Partnership's property caused by the intentional or grossly negligent act(s) or omission(s) of the
          Partnership, its agents, affiliates, officers and employees, (ii) the failure by the Partnership to maintain, repair or restore any part of the Partnership's property as may be required by the Mortgage or any of the other loan documents to the extent of all gross revenues that have been generated by the the Partnership's property following the date which is eighteen (18) months' prior to notice to the Partnership from lender of such failure to maintain, repair or restore any part of the the Partnership's property and that have not been applied to pay any portion of the debt, reasonable an customary operating expenses and capital expenditures for the Partnership's property paid to third parties not affiliated (directly or indirectly) with the Partnership, taxes and insurance premiums for the Partnership's property and escrows deposited with lender, or (iii) the removal or disposal of any portion of the Partnership's property after an event of default under the loan documents to the extent such the Partnership's property is not replaced by the Partnership with like property of equivalent value, function and design;

     (h)  the misapplication or conversion by the Partnership of any insurance proceeds paid by reason of any loss, damage or destruction to the
          Partnership's property; and any awards or amounts received in connection with the condemnation of all or a portion of the
          Partnership's property and not used by The Partnership for restoration or repair of the Partnership's property.

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

     (k)  any rents (including advanced or prepaid rents), issues, profits, accounts or other amounts generated by or related to the Partnership's property attributable to, or accruing after an event of default, which amounts were collected by the Partnership or its property manager and not turned over to the lender or used to pay unaffiliated third parties for reasonable and customary operating expenses and capital expenditures for the Partnership's property, taxes and insurance premiums with respect to the Partnership's property and any other amounts required to be paid under the loan documents with respect to the Partnership's property.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

         During the Partnerships last two fiscal years, the Partnership's principal independent accountants did not resign and were not dismissed and no disagreements with such accountants on accounting and financial disclosure occurred.

ITEM 8A. CONTROLS AND PROCEDURES.

     The President and Controller of CM Plus Corporation, the general partner of the Partnership, have evaluated, in accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Act"), the effectiveness of the
Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e)
and 15d-15(e) of the Act) as of the end of the period covered by this report.
Based on that evaluation, The President and Controller of CM Plus Corporation
have concluded that as of the end of the period covered by this report the
Partnership's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the
Partnership and its subsidiaries in the reports it files or submits under the
Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There was no change in the Partnership's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 of the Act that occurred during the Partnership's last fiscal quarter that has materially affected, or is likely to materially affect, the
Partnership's internal control over financial reporting.

Section 404 Compliance

     Section 404 of the Sarbanes-Oxley Act of 2002 (the "S-O Act") requires the
Partnership to include an internal control report from management in its Annual
Report on Form 10-KSB for the year ended December 31, 2006 and in subsequent
Annual Reports thereafter. The internal control report must include the following (i) a statement of management's responsibility for establishing and maintaining adequate control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Partnership's internal control over financial reporting, (iii) management's assessment of the effectiveness of the
Partnership's internal control over financial reporting as of December 31, 2006, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Partnership's independent auditors have issued an attestation on management's assessment of internal control over financial reporting.

     In order to achieve compliance with Section 404 of the S-O Act within the required timeframe, the Partnership and the General Partner will conduct a process to document and evaluate the Partnership's internal control over financial reporting. The Partnership plans to dedicate internal resources and develop a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where required, (iii) validate through testing that controls are functioning as documented, and (iv) implementing a continuous reporting and improvement process for internal control over financial reporting. The Partnership expects to validate any potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses.

     To ensure that the Partnership addresses these issues thoroughly, effectively and in a timely manner, it will supplement its internal project team with the services of outside consultants and advisors. The Partnership will conduct a search for and interview outside specialists to assist with its plans to comply with Section 404. In the second quarter of 2006, the Partnership anticipates that the costs associated with the retention and use of such consultants and advisors could range between $100,000 to $150,000 and will be significant and material to the Partnership.

         ITEM 8B. OTHER INFORMATION.

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Partnership has no directors or executive officers. The names, positions and offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

                                                               HAS SERVED AS A
                                                               DIRECTOR AND/OR
         NAME                        AGE       POSITION HELD   OFFICER SINCE (1)
         ----                        ---       -------------   -----------------

Leonard S. Mandor (3)                 58     President         December 3, 1986
                                                               and Director

Robert A. Mandor (3)                  53     Vice President    December 3, 1986
                                                               and Director

Joseph P. Otto                        51     Vice President    October 3, 1997
                                                               and Secretary

Patrick Kirse                         36     Treasurer and     October 3, 1997
                                                               Controller

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

     The Audit Committee of the General Partner acts as the Audit Committee of the Partnership. The Audit Committee of the General Partner is comprised of
Patrick. S. Kirse, Gregory McMahon and Steven M. Auerbacher. The Board of
Directors of CM Plus, Corporation, the general partner of Concord Milestone
Plus, L.P., has determined that Gregory McMahon is the independent member of the
Audit Committee and serves as its financial expert as such terms are defined by
Securities and Exchange Commission.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on the General Partner's review of Forms 3, 4 and 5 furnished to the
Partnership, there were no late reports filed during fiscal year ended December
31, 2004.

ITEM 10. EXECUTIVE COMPENSATION.

     No officer or director of the Partnership or the General Partner received any direct or indirect compensation from the Partnership during the fiscal year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED HOLDERS MATTERS.

     (a) The General Partner knows of only one beneficial owner of five percent or more of the issued and outstanding Class A Interests. The General Partner knows of only one beneficial owner of five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of February 25, 2005.

                                                                              AMOUNT AND
                                                                               NATURE OF     PERCENT
   TITLE                     NAME AND ADDRESS OF                              BENEFICIAL       OF
 OF CLASS                     BENEFICIAL OWNER                                OWNERSHIP       CLASS**
-------------                 ----------------                                ---------    ------------

Class A           (1)      KM Investments LLC                                  98,068        6.457%*
Interests                  155 N Lake Ave, #1000
                           Pasadena, CA 91101

                  (1)      Everest Management LLC                              45,190       2.9754%*
                           155 N Lake Ave, #1000
                           Pasadena, CA 91101

                           Under Everest Properties II, LLC  management

Class B    (1)      The Guardian Life Insurance                               572,292       27.11%**
                    Company of America
                    203 Park Avenue South
                    New York, NY 10003

           (2)      KM Investments LLC                                         98,284        4.656%**
                    155 N Lake Ave, #1000
                    Pasadena, CA 91101

           (2)      Everest Management LLC                                     45,370        2.149%**
                    155 N Lake Ave, #1000
                    Pasadena, CA 91101

           (3)      Everest Properties II,  LLC                                              6.805%
                    155 N Lake Ave, #1000                                                    --------
                    Pasadena, CA 91101

(1)  To the best of the Partnership's knowledge, The Guardian Life Insurance
     Company of America has sole voting power and investment power with respect to these securities.

(2)  To the best of the Partnership's knowledge, KM Investments LLC and Everest
     Management LLC are managed by Everest Properties II, LLC and Everest
     Properties II, LLC has the authority to vote and dispose of all of the
     Interests owned by these entities.

(3)  To the best of the Partnership's knowledge, includes 98,284 Class B
     Interests owned by KM Investments LLC and 45,370 Class B Interests owned by
     Everest Management LLC.

* based on 1,518,800 outstanding Class A Interest as of February 25, 2005
** based on 2,111,072 outstanding Class B Interest as of February 25, 2005

     (b) The General Partner, together with its affiliates and the officers and directors of the General Partner, own less than 1% of the issued and outstanding
Class A Interests and less than 1% of the issued and outstanding Class B
Interests.

                                                       AMOUNT AND
                                                       NATURE OF         PERCENT
     TITLE             NAME AND ADDRESS OF             BENEFICIAL          OF
   OF CLASS            BENEFICIAL OWNER                OWNERSHIP         CLASS**
------------      ------------------------           --------------  -----------
  Class A           Milestone Properties, Inc.          400           .0002% *
                    200 Congress Park Drive #103
                    Delray Beach, FL 33445

  Class B           Milestone Properties, Inc.          760           .0003% **
                    200 Congress Park Drive #103
                    Delray Beach, FL 33445

*  based on 1,518,800 outstanding Class A Interests as of February 25, 2005
** based on 2,111,072 outstanding Class B Interests as of February 25, 2005

         The number of shares of common stock, no par value, of MPI beneficially owned by all directors and officers of the General Partner and CMP Beneficial
Corp., and all directors and officers of the General Partner and CMP Beneficial Corp. as a group, as of March 1, 2005 is set forth in the following table:

                                                 AMOUNT OF          PERCENT
           NAME OF                              BENEFICIAL           OF
           BENEFICIAL OWNER                     OWNERSHIP           CLASS
           -----------------                   -----------        --------
           Leonard S. Mandor                      400               54% *
           Robert A. Mandor                       267               36% *
           Joseph P. Otto                          74               10% *
           Directors and officers as a Group      741              100% *

* based on 741 outstanding shares of common stock of MPI as of March 1, 2005.

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

         The Partnership paid or accrued $72,319 during the fiscal year ended
December 31, 2004 to MPI, the parent of the General Partner for administrative services rendered to the Partnership. In that fiscal year the Partnership paid or accrued $70,555 during the fiscal year ended December 31, 2003 for administrative services rendered to the Partnership in that fiscal year.
Pursuant to an agreement between MPI and the Partnership, the Partnership reimburses MPI for administrative services provided to the Partnership, such as payroll, accounting, investor services and supplies.

         The Partnership paid or accrued $149,372 during the fiscal year ended
December 31, 2004 to MPMI for property management fees incurred during that fiscal year. The Partnership paid or accrued $137,870 during the fiscal year ended December 31, 2003 to MPMI for property management fees incurred during that fiscal year. Pursuant to the management agreement between the Partnership and MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant properties for which MPMI performs leasing services, 3 percent for multiple tenant properties for which MPMI does not perform leasing services and 1 percent for single tenant properties. The management fees are 3 percent for the Searcy Property, 4 percent for the
Valencia Property and 5 percent for the Green Valley Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization; (iii) income derived from interest on investments, security deposits, utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes; (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the
Partnership.

         In March 2005 the General Partner and MPI entered into a new administrative services agreement to continue the provision of administrative services by MPI to the General Partner on substantially the same terms as previously agreed.

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

3.3            Amendment No. 2 to Amended and Restated Agreement of Limited
               Partnership of Concord Milestone Plus, L.P. included as Exhibit
               3.3 to the 1987 Form 10-K, which is incorporated herein by reference.

4              Amendment No. 3 to Amended and Restated Agreement of Limited
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

14.            Code of Business Conduct and Ethics of Concord Milestone Plus,
               L.P., included as exhibit 14 to 2003 form 10-KSB, which is incorporated herein by reference.

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

33.1           Certification of Leonard Mandor, President of CM Plus
               Corporation, the General Partner of the Partnership pursuant to
               18 U.S.C.ss.1350, was adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002, dated March [15], 2004.

33.2           Certification of Patrick Kirse, Treasurer and Controller of CM
               Plus Corporation, the General Partner of the Partnership pursuant to 18 U.S.C.ss.1350, was adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002, dated March [15], 2004.

         (b) Reports on Form 8-K

         The Partnership did not file any Reports on Form 8-K during the fiscal quarter ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees for services Ahearn, Jasco +
Company, P.A. provided during fiscal years 2003 and 2004:

                                                   2004            2003
                                                  -------         ------
                  Audit Fees (1)                  $43,000         $32,500
                  Audit Related Fees (2)                0               0
                  Tax Fees (3)                          0               0
                  All Other Fees (4)                    0               0
                                                  -------         -------
                  Total                           $43,000         $32,500
                                                  =======         =======

         (1)      Represents fees for professional services provided in
                  connection with the audit of the Partnership's annual
                  financial statements (and for the related and of the General
                  Partner Balance Sheet) and review of its quarterly financial statements together with advice on accounting matters that arose during these engagements.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 10, 2004.

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
                Leonard S. Mandor
                President (Principal Executive Officer)
                and Director of CM Plus Corporation
                and CMP Beneficial Corp.

By:             /s/ Robert A. Mandor
                ------------------------------------------------
                Robert A. Mandor
                Vice President and Director of CM Plus
                Corporation and CMP Beneficial Corp.

By:             /s/ Patrick Kirse
                ------------------------------------------------
                Patrick Kirse
                Treasurer and Controller (Principal
                Accounting Officer) of CM Plus
                Corporation and CMP Beneficial Corp.

