Form 10QSB
period 2005-03-31
CONCORD MILESTONE PLUS L P
filed 2005-05-16
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-QSB
(mark one)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

                                 (561) 394-9260
                            -------------------------
                            Issuer's Telephone Number

As of May 6, 2005, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Check whether the issuer (1) has filed all reports to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

Transitional small business disclosure format.

Yes [ ]    No [X]

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

Assets:                                                March 31, 2005     December 31,2004
                                                      ----------------    ----------------

Property, at cost
         Building and improvements                    $     16,887,365    $     16,880,689
         Less: accumulated depreciation                     10,006,939           9,826,826
                                                      ----------------    ----------------
         Building and improvements, net                      6,880,426           7,053,863
         Land                                               10,987,034          10,987,034
                                                      ----------------    ----------------
         Total property                                     17,867,460          18,040,897

Cash and cash equivalents                                    1,497,661           1,468,442
Accounts receivable                                            247,790             140,192
Restricted cash                                                105,175              93,904
Debt financing costs, net                                       78,335              86,168
Prepaid expenses and other assets, net                          23,655              43,924
                                                      ----------------    ----------------
         Total assets                                 $     19,820,076    $     19,873,527
                                                      ================    ================
Liabilities:
Mortgage loans payable                                $     15,065,765    $     15,143,369
Accrued interest                                               105,942             106,487
Deposits                                                       117,891             121,714
Accrued expenses and other liabilities                         190,387             187,953
Accrued expenses payable to affiliates                           4,595
                                                      ----------------    ----------------
         Total liabilities                                  15,484,580          15,559,523
                                                      ----------------    ----------------

Commitments and Contingencies

Partners' capital:
         General partner                                       (79,210)            (79,425)
         Limited partners:
              Class A Interests, 1,518,800                   4,414,706           4,393,429
              Class B Interests, 2,111,072                        --                  --
                                                      ----------------    ----------------
         Total partners' capital                             4,335,496           4,314,004
                                                      ----------------    ----------------

         Total liabilities and partners' capital      $     19,820,076    $     19,873,527
                                                      ================    ================

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                   March 31, 2005         March 31, 2004
                                                                   --------------         --------------

Revenues:
Rent                                                               $      708,490         $      714,567
Reimbursed expenses                                                       264,083                163,243
Interest and other income                                                   7,602                 15,680
                                                                   --------------         --------------

         Total revenues                                                   980,175                893,490
                                                                   --------------         --------------

Expenses:
Interest expense                                                          308,170                317,316
Depreciation and amortization                                             190,002                189,860
Management and property expenses                                          336,821                238,084
Administrative and management fees to related party                        59,067                 55,931
Professional fees and other expenses                                       15,198                 16,013
                                                                   --------------         --------------

         Total expenses                                                   909,258                817,204
                                                                   --------------         --------------

Net income                                                         $       70,917         $       76,286
                                                                   ==============         ==============

Net income attributable to:

         Limited partners                                          $       70,208         $       75,524
         General partner                                                      709                    762
                                                                   --------------         --------------

Net income                                                         $       70,917         $       76,286
                                                                   ==============         ==============

Income per weighted average
Limited Partnership 100 Class A Interests outstanding              $         4.67         $         5.02
                                                                   ==============         ==============

Distribution per
Limited Partnership 100 Class A Interests outstanding              $         3.25         $         --
                                                                   ==============         ==============

Weighted average number of 100
Class A interests outstanding                                              15,188                 15,188
                                                                   ==============         ==============

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                        General         Class A           Class B
                                        Total           Partner        Interests         Interests
                                    -------------     ----------     ------------       -------------

PARTNERS' CAPITAL (DEFICIT)
           January 1, 2005          $   4,314,004     $  (79,425)    $  4,393,429       $        -

Distribution                              (49,425)          (494)         (48,931)               -
Net income                                 70,917            709           70,208                -
                                    -------------     ----------     ------------       -------------

PARTNERS' CAPITAL (DEFICIT)
           March 31, 2005           $   4,335,496     $  (79,210)    $  4,414,706       $        -
                                    =============     ==========     ============       =============

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                         March 31, 2005    March 31, 2004
                                                                         --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $       70,917    $       76,286
                                                                         --------------    --------------
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                          190,001           189,861
         Change in operating assets and liabilities:
         Increase in accounts receivable                                       (107,598)          (34,096)
         Decrease in prepaid expenses and other assets, net                      18,214            16,835
         Decrease in accrued interest                                              (545)             (545)
         (Decrease) increase in accrued expenses and other liabilities           (1,389)           21,864
         Increase in accrued expenses payable to affiliates                       4,595             3,514
                                                                         --------------    --------------

Net cash provided by operating activities                                       174,195           273,719
                                                                         --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITY:
         Property improvements                                                   (6,676)          (36,400)
                                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in restricted cash                                            (11,271)          (82,347)
         Principal repayments on mortgage loans payable                         (77,604)          (68,458)
         Cash distributions to partners                                         (49,425)             --
                                                                         --------------    --------------
Net cash used in financing activities                                          (138,300)         (150,805)
                                                                         --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        29,219            86,514

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                  1,468,442           907,136
                                                                         --------------    --------------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                                   $    1,497,661    $      993,650
                                                                         ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:

Cash paid during the period for interest                                 $      308,715    $      317,861
                                                                         ==============    ==============

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended March 31, 2005 and 2004 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. Certain information for 2004 has been reclassified to conform to the 2005 presentation. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form
10-KSB for the year ended December 31, 2004.

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 TO THREE MONTHS ENDED
---------------------------------------------------------------------
MARCH 31, 2004
--------------

     The Partnership recognized a net income of $70,917 for the three months ended March 31, 2005 as compared to a net income of $76,286 for the same period in 2004.The decrease is primarily due to the following factors:

     An increase in revenue of $86,685 or 9.70%, to $980,175 for the three months ended March 31, 2005 as compared to $893,490 for the three months ended
March 31, 2004. The net increase is due to an increase of $100,840 in common area reimbursed expenses at the Valencia Property of which $75,000 is for the accrual of tenants reimbursement of a major parking lot repair that was completed in the first quarter of 2005 and $25,000 is for reimbursement of higher expenses incurred in 2004. Such expenses were billed out to tenants and revenue was recognized in the first quarter of 2005.

     An increase in expenses of $92,054 or 11.26%, to $909,258 for the three months ended March 31, 2005 as compared to $817,204 for the three months ended
March 31, 2004. The net increase is primarily due to management and property expenses of $98,737 due to a major parking lot repair expense of $108,188 at the
Valencia Property.

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
Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property. The Partnership resumed making distributions commencing with the first quarter of 2005. The first quarter distribution of $49,425.03 was paid during January 2005. A second quarter distribution of $49,512.88 will be paid during May 2005. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

     Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the
Partnership's liquidity.

     The cash on hand at March 31, 2005 may be used to fund (a) the capital requirements of the Partnership properties (b) for distributions and (c) for other general Partnership purposes including the Partnership's compliance with
Section 404 of the Sarbanes-Oxley Act of 2002. See "Section 404 compliance"
below.

     Net cash provided by operating activities of $174,195 for the three months ended March 31, 2005 included (i) a net income of $70,917, (ii) non-cash adjustments of $190,001 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of ($86,723) mainly due to the
Partnership recording of receivables from its tenants for the parking lot improvement at the Valencia Property and due to higher 2004 common area expenses. Such expenses were billed out to tenants and revenue was recognized in the first quarter of 2005.

     . Net cash provided by operating activities of $273,719 for the three months ended March 31, 2004 included (i) a net income of $76,286, (ii) non cash adjustments of $189,861 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $7,572.

     Net cash used in investing activities of $6,676 for the three months ended
March 31, 2005 was for capital expenditure for property improvements.

     Net cash used in investing activities of $36,400 for the three months ended
March 31, 2004 was for capital expenditure for property improvements.

     Net cash used in financing activities of $138,300 for the three months ended March 31, 2005 include (i) principal repayments on mortgage loans payable of $77,604 (ii) an increase in restricted cash of $11,271 and (iii) cash distribution to partners of $49,425.

     Net cash used in financing activities of $150,805 for the three months ended March 31, 2004 include (i) principal repayments on mortgage loans payable of $68,458 and (ii) an increase in restricted cash of $82,347.

     On March 29, 2005, the Partnership received an unsolicited letter from a third party expressing such party's interest in purchasing the Green Valley
Property. The Partnership has engaged only in preliminary discussions with such party and it is too early to predict whether such discussions will result in a transaction with such party and what the terms of any such transaction would be.
Such discussions have included clarifying to the third party that the size of the Green Valley Property is less than what such party originally assumed in its original letter. There can be no assurance that any such discussions will result in a contract for sale, or that a sale of the Green Valley Property will be consummated or how much the Partnership will actually realize in the event that the Green Valley Property is sold.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

     The Partnership has no off-balance sheet arrangements as contemplated by
Item 303(c) of Rule S-B.

ITEM 3. CONTROLS AND PROCEDURES.

     The President and Treasurer of CM Plus Corporation, the general partner of the Partnership, have evaluated, in accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Act"), the effectiveness of the partnership's disclosure controls and procedures (as defined in Rules 13a-15(e)
and 15d-(e) of the Act) as of the end of the period covered by this report.
Based on that evaluation, the President and Controller of CM Plus Corporation
have concluded that as of the end of the period covered by this report the
Partnership's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the
Partnership and its subsidiaries in the report it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Through their evaluation required by Rules 13a-15 and 15-d-15 of the Act that occurred during the Partnership's last fiscal quarter, the President and
Treasurer of CM Plus Corporation identified significant deficiencies in the
Partnership's internal control over financial reporting. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiencies in the Partnership's internal control over financial reporting relate to the limited number of personnel involved in financial reporting and the fact that the responsibilities and tasks to complete the Partnership's financial reports are not segregated or well-defined. Through the process of evaluating and testing the effectiveness of the Partnership's internal control over financial reporting, as discussed below under "Section 404 Compliance," the
Partnership may identify other deficiencies that require remediation.

     There were no changes in the Partnership's internal control over financial reporting identified in connection with the required evaluation performed by the
President and Treasurer of CM Plus Corporation that occurred during the
Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

SECTION 404 COMPLIANCE
----------------------

     Section 404 of the Sarbanes-Oxley Act of 2002 (the "S-O Act") requires the
Partnership to include an internal control report from management in its Annual
Report on Form 10-KSB for the year ended December 31, 2006 and in subsequent
Annual Reports thereafter. The internal control report must include (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Partnership's internal control over financial reporting,
(iii) management's assessment of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2006, including a statement as to whether internal control over financial reporting is effective, and (iv) a statement that the Partnership's independent auditors have issued an attestation on management's assessment of internal control over financial reporting.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS
----------------

     On April 27, 2005, Sutter Opportunity Fund 3, LLC, Sutter Opportunity Fund
3 (TE), LLC, SCM-CMP Acquisition Ffund, LLC, MacKenzie Patterson Fuller, Inc.,
Robert E. Dixon and C.E. Patterson (the "Purchasers") disclosed in a Tender
Offer Statement on Schedule TO an offer (the "Tender Offer") to purchase any and/or all of the outstanding units of Limited Partnership Interests of the
Partnership, each of which is comprised of one Class A Interest and one Class B
Interest (a "Unit"), for a purchase price of $2.50 per Unit. The deadline to accept the Tender Offer is May 27, 2005, unless extended by the Purchasers. The
Partnership has decided to remain neutral as to the Tender Offer and filed a
Schedule 14D-9 with the SEC on May 10, 2005. Among other things, the Partnership pointed out the restrictions on transfer in its partnership agreement that are intended to prevent a termination of the Partnership for federal income tax purposes. These restrictions would limit the number of Units that the Purchasers may acquire in the Tender Offer. The Schedule TO filed with the SEC by the
Purchasers and the Schedule 14D-9 filed with the SEC by the Partnership are available on the SEC's website at www.sec.gov.

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

      10.19          Administrative Services Agreement dated March 1, 2005, is
                     made by and between CM Plus Corporation, a Delaware
                     Corporation ("CM Plus") and Milestone Properties, Inc., a
                     Delaware Corporation ("Milestone").

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

DATE: May 6, 2005                             CONCORD MILESTONE PLUS, L.P.
      --------------                          ----------------------------
                                                       (Registrant)

                                              BY: CM PLUS CORPORATION
                                                  ------------------------------
                                                  General Partner

                                              By: /S/ Leonard Mandor
                                                  ------------------------------
                                                  Leonard Mandor
                                                  President

                                              By: /S/ Patrick Kirse
                                                  ------------------------------
                                                  Patrick Kirse
                                                  Treasurer and Controller

