Form 10QSB
period 2005-06-30
CONCORD MILESTONE PLUS L P
filed 2005-08-15
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

(mark one)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended: June 30, 2005

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                               ----------  ----------

                        Commission file number 000-16757
                                               ---------

                          CONCORD MILESTONE PLUS, L.P.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Delaware                                  52-1494615
  -------------------------------           ------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

       200 CONGRESS PARK DRIVE
              SUITE 205
        DELRAY BEACH, FLORIDA                              33445
----------------------------------------            -------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (561) 394-9260
                           ---------------------------
                            Issuer's Telephone Number

Check whether the issuer (1) has filed all reports to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ---     ---

As of August 11, 2005, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Transitional small business disclosure format.

Yes      No X
    ---    ---

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                 JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004



Assets:                                                               June 30, 2005          December 31,2004
                                                                      -------------          ----------------

Property, at cost
         Building and improvements                                     $17,078,233               $16,880,689
         Less: accumulated depreciation                                 10,186,391                 9,826,826
                                                                       -----------               -----------
         Building and improvements, net                                  6,891,842                 7,053,863
         Land                                                           10,987,034                10,987,034
                                                                       -----------               -----------
         Total property                                                 17,878,876                18,040,897

Cash and cash equivalents                                                1,548,249                 1,468,442
Accounts receivable                                                        128,856                   140,192
Restricted cash                                                            110,974                    93,904
Debt financing costs, net                                                   70,501                    86,168
Prepaid expenses and other assets, net                                       3,387                    43,924
                                                                       -----------               -----------
         Total assets                                                  $19,740,843               $19,873,527
                                                                       ===========               ===========
Liabilities:
Mortgage loans payable                                                 $14,993,353               $15,143,369
Accrued interest                                                           102,032                   106,487
Deposits                                                                   112,163                   121,714
Accrued expenses and other liabilities                                     208,063                   187,953
Accrued expenses payable to affiliates                                       4,559                      -
                                                                       -----------               -----------
         Total liabilities                                              15,420,170                15,559,523
                                                                       -----------               -----------

Commitments and Contingencies

Partners' capital:
         General partner                                                  (79,358)                   (79,425)
         Limited partners:
              Class A Interests, 1,518,800                                4,400,031                4,393,429
              Class B Interests, 2,111,072                                       -                         -
                                                                       -----------               -----------
         Total partners' capital                                         4,320,673                 4,314,004
                                                                       -----------               -----------

         Total liabilities and partners' capital                       $19,740,843               $19,873,527
                                                                       ===========               ===========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004



                                                                      June 30, 2005              June 30, 2004
                                                                      -------------              -------------

Revenues:
Rent                                                                      $703,064                  $719,529
Reimbursed expenses                                                        170,786                   153,948
Interest and other income                                                   10,607                     5,492
                                                                       -----------               -----------

         Total revenues                                                    884,457                   878,969
                                                                       -----------               -----------

Expenses:
Interest expense                                                           309,997                   317,948
Depreciation and amortization                                              189,340                   186,796
Management and property expenses                                           245,884                   268,361
Administrative and management fees to related party                         57,714                    57,307
Professional fees and other expenses                                        46,832                    41,798
                                                                       -----------               -----------

         Total expenses                                                    849,767                   872,210
                                                                       -----------               -----------

Net income                                                                 $34,690                    $6,759
                                                                       ===========               ===========

Net income attributable to:

         Limited partners                                                  $34,343                    $6,691
         General partner                                                       347                        68
                                                                       -----------               -----------

Net income                                                                 $34,690                    $6,759
                                                                       ===========               ===========

Income per weighted average
Limited Partnership 100 Class A Interests outstanding                        $2.28                     $0.44
                                                                       ===========               ===========

Distribution per
Limited Partnership 100 Class A Interests outstanding                         $3.26                     $-
                                                                       ===========               ===========

Weighted average number of 100
Class A interests outstanding                                               15,188                    15,188
                                                                       ===========               ===========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004



                                                                       June 30, 2005             June 30, 2004
                                                                       -------------             -------------

Revenues:
Rent                                                                    $1,411,554                $1,434,096
Reimbursed expenses                                                        434,869                   317,191
Interest and other income                                                   18,209                    21,172
                                                                       -----------               -----------

         Total revenues                                                  1,864,632                 1,772,459
                                                                       -----------               -----------

Expenses:
Interest expense                                                           618,167                   635,264
Depreciation and amortization                                              379,342                   376,656
Management and property expenses                                           582,705                   506,445
Administrative and management fees to related party                        116,781                   113,238
Professional fees and other expenses                                        62,030                    57,811
                                                                       -----------               -----------

         Total expenses                                                  1,759,025                 1,689,414
                                                                       -----------               -----------

Net income                                                                $105,607                   $83,045
                                                                       ===========               ===========

Net income  attributable to:

         Limited partners                                                 $104,551                   $82,215
         General partner                                                     1,056                       830
                                                                       -----------               -----------

Net income                                                                $105,607                   $83,045
                                                                       ===========               ===========

Income per weighted average
Limited Partnership 100 Class A Interests outstanding                        $6.95                     $5.47
                                                                       ===========               ===========

Distribution per
Limited Partnership 100 Class A Interests outstanding                        $6.51                     $ -
                                                                       ===========               ===========

Weighted average number of 100
Class A interests outstanding                                               15,188                    15,188
                                                                       ===========               ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2005



                                                                 General            Class A          Class B
                                                   Total         Partner           Interests         Interests
                                                 ---------     ------------      ------------       -----------

PARTNERS' CAPITAL (DEFICIT)
           January 1, 2005                      $4,314,004         $(79,425)       $4,393,429            $ -

1st Quarter 2005 Distribution                      (49,425)            (494)          (48,931)             -
2nd Quarter 2005 Distribution                      (49,513)            (495)          (49,018)             -
Net Income                                         105,607             1,056          104,551              -
                                                ----------         ---------       ----------         ---------

PARTNERS' CAPITAL (DEFICIT)
           June 30, 2005                        $4,320,673        $ (79,358)       $4,400,031          $   -
                                                ==========        ==========       ==========         =========


                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                           June 30, 2005         June 30, 2004
                                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $105,607               $83,045
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                          379,342               376,656
         Change in operating assets and liabilities:
         Decrease (increase)  in accounts receivable                             11,336               (19,345)
         Decrease in prepaid expenses and other assets, net                      36,427                35,058
         Decrease in accrued interest                                            (4,455)               (2,480)
         Increase (decrease) in accrued expenses and other liabilities           10,559               (87,150)
         Increase in accrued expenses payable to affiliates                       4,559                 8,228
                                                                           -------------         -------------

Net cash provided by operating activities                                       543,375               394,012
                                                                           -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITY:
         Property improvements                                                 (197,544)              (76,781)
                                                                           -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         (Increase) decrease in restricted cash                                 (17,070)              141,352
         Principal repayments on mortgage loans payable                        (150,016)             (134,896)
         Cash distributions to partners                                         (98,938)                 -
                                                                           -------------         -------------
Net cash (used in) provided by financing activities                            (266,024)                6,456
                                                                           -------------         -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        79,807               323,687

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                  1,468,442               907,136
                                                                           -------------         -------------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                                       $1,548,249            $1,230,823
                                                                           =============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:

Cash paid during the period for interest                                       $622,622              $637,744
                                                                           =============         =============

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended June 30, 2005 and 2004 are unaudited.
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

RESULTS OF OPERATIONS
---------------------
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THREE MONTHS ENDED
--------------------------------------------------------------------
JUNE 30, 2004
-------------

The partnership recognized a net income of $34,690 for the three months ended
June 30, 2005 as compared to a net income of $6,759 for the same period in 2004.
The increase is primarily due to the following factors:

             A decrease in expenses of $22,443 or 2.57%, to $849,767 for the three months ended June 30, 2005 as compared to $872,210 for the three months ended June 30, 2004. the net decrease is primarily due to a decrease in management and property expenses of $22,477 due to a decrease in real estate tax at the Green Valley property and in leasing costs at all properties associated with new leases entered into in 2004.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 TO SIX  MONTHS ENDED JUNE 30, 2004
-------------------------------------------------------------------------------

         The Partnership recognized a net income of $105,607 for the six months ended June 30, 2005 as compared to a net income of $83,045 for the same period in 2004. The increase is primarily due to the following factors:

         An increase in revenue of $92,173 or 5.20%, to $1,864,632 for the six months ended June 30, 2005 as compared to $1,772,459 for the six months ended
June 30, 2004. The net increase is due to an increase of $117,678 in common area reimbursed expenses at the Valencia property of which $75,000 is for the tenants' reimbursement of a major parking lot repair that was completed in the first quarter of 2005 and the remaining increase is for reimbursement of higher expenses incurred in 2004. Such expenses were billed out to tenants and revenue was recognized in 2005.

         An increase in expenses of $69,611 or 4.12%, to $1,759,025 for the six months ended June 30, 2005 as compared to $1,689,414 for the six months ended
June 30, 2004. The net increase is primarily due to an increase in management and property expenses of $76,260 due to a major parking lot repair expense of
$108,188 at the Valencia property and a decrease of $31,068 due to a decrease in leasing costs at all properties associated with new leases entered into in 2004.

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

         Abco, the former principal anchor tenant at the Green Valley Property vacated its space in May, 1999. This space represents about 20% of the Green
Valley Property's leaseable area. The Partnership has retained a succession of several regional real estate brokerage firms to help market the space. A Safeway
Supermarket near the Green Valley Property that was built in 2002 has effectively negated the potential of a supermarket as a replacement tenant for the former Abco tenant. In March 2003, a lease was executed with Family Dollar,
Inc. for 9,571 of the 38,983 total square footage, formerly leased by Abco. The
Partnership delivered the premises to Family Dollar in June 2003 and the lease was effective beginning August 2003. Rent payments of $3,982.50 per month commenced in August 2004 and continue through December 2008 with four 5 years options to renew unless the lease is breached or otherwise terminated. In accordance with applicable accounting principles, the Partnership is recognizing rent income over the full term of the lease, including the "free-rent" period from August 2003 through July 2004. In conjunction with the work performed in preparing the building to be subdivided and to accommodate Family Dollar, an approximate 3,528 square foot area was reconfigured since it restricted the visibility of the remaining vacant space. This amount of square footage is no longer leaseable. The Partnership has not identified a potential tenant for the remaining 25,884 square feet, and the Partnership does not know what effect, if any, the continued vacancy of this space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property.

         Albertson's, an anchor tenant at the Valencia property, vacated its space in July 2005. Their lease is scheduled to expire in June 2006. Pursuant to its lease, Albertson's is obligated to continue to pay its monthly rent and honor the terms of the lease agreement until its expiration date. The partnership has not been given the control and full access over the space yet.
However, the partnership has started marketing the space to find a suitable replacement tenant. The partnership does not know what effect, if any, this vacancy will have on the Valencia property including the retention of current tenants, and the leasability of other spaces as and when such vacancies occur.

         The Partnership has made distributions to its partners in the past.
Distributions were suspended after the second quarter of 1999 following the departure of Abco from the Green Valley Property. The Partnership resumed making distributions commencing with the first quarter of 2005. The first quarter distribution of $49,425 was paid during January 2005. A second quarter distribution of $49,513 was paid during May 2005. The third quarter distribution of $49,500 will be paid in August 2005. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the
Partnership.

         Management is not aware of any other significant trends, events, commitments for capital expenditures or uncertainties that will or are likely to materially impact the Partnership's liquidity.

         The cash on hand at June 30, 2005 may be used to fund (a) the capital requirements of the Partnership properties, (b) distributions (c) the costs of re-tenanting vacant spaces including the vacant Albertson's space at the
Valencia property and the remaining vacant Abco space at the Green Valley property and (d) for other general Partnership purposes including the
Partnership's compliance with Section 404 of the Sarbanes-Oxley Act of 2002. See
"Section 404 compliance" below.

         Net cash provided by operating activities of $543,375 for the six months ended June 30, 2005 included (i) net income of $105,607, (ii) non-cash adjustments of $379,342 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $58,426 mainly due to the timing of collection of receivables and timing of payment of accrued expenses and liabilities.

         Net cash provided by operating activities of $394,012 for the six months ended June 30, 2004 included (i) net income of $83,045, (ii) non cash adjustments of $376,656 for depreciation and amortization expense and (iii) a net change in operating assets and liabilities of $65,689.

         Net cash used in investing activities of $197,544 for the six months ended June 30, 2005 was for capital expenditures for property improvements.

         Net cash used in investing activities of $76,781 for the six months ended June 30, 2004 was for capital expenditures for property improvements.

         Net cash used in financing activities of $266,024 for the six months ended June 30, 2005 include (i) principal repayments on mortgage loans payable of $150,016, (ii) an increase in restricted cash of $17,070 and (iii) cash distributions to partners of $98,938.

         Net cash used in financing activities of $6,456 for the six months ended June 30, 2004 include (i) principal repayments on mortgage loans payable of $134,896 and (ii) an increase in restricted cash of $141,352.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

         The Partnership has no off-balance sheet arrangements as contemplated by Item 303(c) of Rule S-B.

ITEM 3.  CONTROLS AND PROCEDURES.
---------------------------------

         The President and Treasurer of CM Plus Corporation, the general partner of the Partnership, are the principal executive officer and principal financial officer of the Partnership and have evaluated, in accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Act"), the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-(e) of the Act) as of the end of the period covered by this report. Based on that evaluation, the President and Controller of CM Plus
Corporation have concluded that as of the end of the period covered by this report the Partnership's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the
Partnership and its subsidiaries in the reports it files or submits under the
Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         Through their evaluation required by Rules 13a-15 and 15-d-15 of the
Act that occurred during the Partnership's last fiscal quarter, the President and Treasurer of CM Plus Corporation identified significant deficiencies in the
Partnership's internal control over financial reporting. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Partnership's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Partnership's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiencies in the Partnership's internal control over financial reporting relate to the limited number of personnel involved in financial reporting and the fact that the responsibilities and tasks to complete the
Partnership's financial reports are not segregated or well-defined. Through the process of evaluating and testing the effectiveness of the Partnership's internal control over financial reporting, as discussed below under "Section 404
Compliance," the Partnership may identify other deficiencies that require remediation.

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

SECTION 404 COMPLIANCE
----------------------

         Section 404 of the Sarbanes-Oxley Act of 2002 (the "S-O Act") requires the Partnership to include a report from management on internal control over financial reporting in its Annual Report on Form 10-KSB for the year ending
December 31, 2006 and in subsequent Annual Reports thereafter. The report on internal control over financial reporting must include (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Partnership's internal control over financial reporting,
(iii) management's assessment of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2006, including a statement as to whether internal control over financial reporting is effective, and (iv) a statement that the Partnership's independent auditors have issued an attestation on management's assessment of internal control over financial reporting.

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

         To ensure that the Partnership addresses these issues thoroughly, effectively and in a timely manner, it will seek to supplement its internal project team with the services of outside consultants and advisors. The
Partnership anticipates that the costs associated with the retention and use of such consultants and advisors will be significant and material to the
Partnership.

PART II - OTHER INFORMATION
---------------------------

ITEM 5.  OTHER INFORMATION
--------------------------

         On April 27, 2005, Sutter Opportunity Fund 3, LLC, Sutter Opportunity
Fund 3 (TE), LLC, SCM-CMP Acquisition Fund, LLC, MacKenzie Patterson Fuller,
Inc., Robert E. Dixon and C.E. Patterson (the "Purchasers") disclosed in a
Tender Offer Statement on Schedule TO an offer (the "Tender Offer") to purchase any and/or all of the outstanding units of Limited Partnership Interests of the
Partnership, each of which is comprised of one Class A Interest and one Class B
Interest (a "Unit"), for a purchase price of $2.50 per Unit. The deadline to accept the Tender Offer was extended to the Purchasers. The Partnership decided to remain neutral as to the Tender Offer and filed a Schedule 14D-9 with the
Securities and Exchange Commission ("SEC") on May 10, 2005. Among other things, the Partnership pointed out the restrictions on transfer in its Partnership agreement that are intended to prevent a termination of the Partnership for federal income tax purposes. These restrictions would limit the number of Units that the Purchasers may acquire in the Tender Offer. The Schedule TO filed with the SEC by the Purchasers and the Schedule 14D-9 and all related amendments filed with the SEC by the Partnership are available on the SEC's website at
www.sec.gov. Based upon the Amendment No. 3 to, Schedule TO filed by the
Purchasers, the Purchasers reported that Interest holders agreed to tender and the purchaser agreed to accept 42,724 Units under the Tender Offer. Assuming all such Units are actually transferred the Purchaser will hold an aggregate of
42,724 Units, or approximately 2.81% of the total outstanding Class A interests and 2.02% of the total outstanding Class B interests. As of August 11, 2005,
10,414 Units have been tendered and transferred to the Purchaser, comprising
0.69% of the total outstanding Class A interests and 0.49% of the total outstanding Class B interests.

ITEM 6. EXHIBITS
----------------



        Number       Description of Document
        -----        -----------------------

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
                    Delaware Corporation ("Milestone").

        31.1        Certification of the principal executive officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange
                    Act of 1934, as amended.

        31.2        Certification of the principal financial officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange
                    Act of 1934, as amended.

        32.1        Certifications of the principal executive officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

        32.2        Certifications of the principal financial officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    August 11, 2005        CONCORD MILESTONE PLUS, L.P.
         ---------------        ----------------------------
                                                                    (Registrant)

                                             BY:   CM PLUS CORPORATION
                                                   -----------------------------
                                                   General Partner

                                             By:   /S/ Leonard Mandor
                                                   -----------------------------
                                                       Leonard Mandor
                                                       President

