Form 10QSB
period 2005-09-30
CONCORD MILESTONE PLUS L P
filed 2005-11-17
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-QSB
(mark one)

 X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

                                       OR

----            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from               to
                                               ---------------
                        Commission file number 000-16757
                                               ---------------
                          CONCORD MILESTONE PLUS, L.P.
                          ----------------------------
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

Yes X    No
   ---     ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes      No X
   ---     ---

As of November 16, 2005, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Transitional small business disclosure format.

Yes      No X
   ---     ---

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

              SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

Assets:                                                                        September 30, 2005          December 31,2004
                                                                               ------------------          ----------------

Property, at cost
         Building and improvements                                                   $17,098,043               $16,880,689
         Less: accumulated depreciation                                               10,367,309                 9,826,826
                                                                                      ----------                ----------
         Building and improvements, net                                                6,730,734                 7,053,863
         Land                                                                         10,987,034                10,987,034
                                                                                      ----------                ----------
         Total property                                                               17,717,768                18,040,897

Cash and cash equivalents                                                              1,542,174                 1,468,442
Accounts receivable                                                                      150,185                   140,192
Restricted cash                                                                          165,418                    93,904
Debt financing costs, net                                                                 62,668                    86,168
Prepaid expenses and other assets, net                                                    60,335                    43,924
                                                                                      ----------               -----------
         Total assets                                                                $19,698,548               $19,873,527
                                                                                      ==========                ==========
Liabilities:
Mortgage loans payable                                                               $14,919,390               $15,143,369
Accrued interest                                                                         101,529                   106,487
Deposits                                                                                 117,253                   121,714
Accrued expenses and other liabilities                                                   229,595                   187,953
Accrued expenses payable to affiliates                                                     6,477                      -
                                                                                      ----------                ----------
         Total liabilities                                                            15,374,244                15,559,523
                                                                                      ----------                ----------

Commitments and Contingencies

Partners' capital:
         General partner                                                                (79,321)                   (79,425)
         Limited partners:
              Class A Interests, 1,518,800                                             4,403,625                 4,393,429
              Class B Interests, 2,111,072                                                     -                         -
                                                                                     -----------               -----------
         Total partners' capital                                                       4,324,304                 4,314,004
                                                                                     -----------               -----------
         Total liabilities and partners' capital                                     $19,698,548               $19,873,527
                                                                                      ==========                ==========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                               September 30, 2005        September 30, 2004
                                                                               ------------------        ------------------

Revenues:
Rent                                                                                  $2,150,697                $2,158,839
Reimbursed expenses                                                                      614,075                   465,912
Interest and other income                                                                 32,710                    25,811
                                                                                       ---------                 ---------

         Total revenues                                                                2,797,482                 2,650,562
                                                                                       ---------                 ---------

Expenses:
Interest expense  930,021                                                                954,447
Depreciation and amortization                                                            570,148                   568,276
Management and property expenses                                                         844,325                   774,123
Administrative and management fees to related party                                      176,461                   166,713
Professional fees and other expenses                                                     117,789                    71,217
                                                                                       ---------                 ---------

         Total expenses                                                                2,638,744                 2,534,776
                                                                                       ---------                 ---------

Net income                                                                              $158,738                  $115,786
                                                                                        ========                  ========

Net income attributable to:

         Limited partners                                                               $157,150                  $114,628
         General partner                                                                   1,588                     1,158
                                                                                        --------                  --------

Net income                                                                              $158,738                  $115,786
                                                                                        ========                  ========

Income per weighted average
Limited Partnership 100 Class A Interests outstanding                                     $10.45                     $7.62
                                                                                        ========                  ========
Distribution per Limited Partnership
100 Class A interests outstanding                                                          $9.77                   $   -
                                                                                        ========                  ========

Weighted average number of 100
Class A interests outstanding                                                             15,188                    15,188
                                                                                        ========                  ========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                               September 30, 2005        September 30, 2004
                                                                               ------------------        ------------------

Revenues:
Rent                                                                                    $739,143                  $724,743
Reimbursed expenses                                                                      179,206                   148,721
Interest and other income                                                                 14,501                     4,639
                                                                                        --------                 ---------
         Total revenues                                                                  932,850                   878,103
                                                                                        --------                 ---------

Expenses:
Interest expense  311,854                                                                319,183
Depreciation and amortization                                                            190,806                   191,620
Management and property expenses                                                         261,620                   267,678
Administrative and management fees to related party                                       59,680                    53,475
Professional fees and other expenses                                                      55,759                    13,406
                                                                                        --------                 ---------
         Total expenses                                                                  879,719                   845,362
                                                                                        --------                 ---------

Net income                                                                              $ 53,131                   $32,741
                                                                                        ========                   =======

Net income  attributable to:

         Limited partners                                                                $52,599                   $32,413
         General partner                                                                     532                       328
                                                                                        --------                 ---------
Net income                                                                               $53,131                   $32,741
                                                                                        ========                   =======

Income per weighted average
Limited Partnership 100 Class A Interests outstanding                                      $3.50                     $2.16
                                                                                        ========                   =======

Distribution per Limited Partnership
100 Class A interests outstanding                                                          $3.26                   $   -
                                                                                        ========                   =======

Weighted average number of 100
Class A interests outstanding                                                             15,188                    15,188
                                                                                        ========                   =======

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                        General           Class A         Class B
                                        Partner          Interests       Interests        Total
                                       ---------         ---------       ----------      --------

PARTNERS' CAPITAL (DEFICIT)
           January 1, 2005            $4,314,004        $(79,425)       $4,393,429            $ -

1st Quarter 2005 Distribution           (49,425)            (494)         (48,931)              -
2nd Quarter 2005 Distribution           (49,513)            (495)         (49,018)              -
3rd Quarter 2005 Distribution           (49,500)            (495)         (49,005)              -
Net Income  158,738                        1,588          157,150               -
                                        --------         --------        ---------       --------

PARTNERS' CAPITAL (DEFICIT)
           September 30, 2005         $4,324,304       $ (79,321)       $4,403,625            $ -
                                      ==========       ==========       ==========       ========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                                September 30, 2005     September 30, 2004
                                                                                ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $158,738               $115,786
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                                     570,148                568,276
         Change in operating assets and liabilities:
         (Increase )decrease  in accounts receivable                                       (9,993)                 30,289
         Increase in prepaid expenses and other assets, net                               (22,576)               (19,586)
         Decrease in accrued interest                                                      (4,958)                (1,754)
         Increase (decrease) in accrued expenses and other liabilities                      37,181               (11,594)
         Increase in accrued expenses payable to affiliates                                  6,477                 4,815
                                                                                         ---------              ---------
Net cash provided by operating activities                                                  735,017                686,232
                                                                                         ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITY:
         Property improvements                                                           (217,354)               (94,019)
                                                                                         ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         (Increase) decrease in restricted cash                                           (71,514)                 55,387
         Principal repayments on mortgage loans payable                                  (223,979)              (202,756)
         Cash distributions to partners                                                  (148,438)                  -
                                                                                         ---------              ---------
Net cash used in financing activities                                                    (443,931)              (147,369)
                                                                                         ---------              ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   73,732                444,844

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                             1,468,442                907,136
                                                                                        ----------              ---------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                                                 $1,542,174            $1,351,980
                                                                                        =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:

Cash paid during the period for interest                                                 $934,979            $956,201
                                                                                          =======             =======

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended September 30, 2005 and 2004 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-KSB for the year ended December 31, 2004.

SUBSEQUENT EVENT
----------------
         The General Partner has resolved to make a cash distribution equal to
$0.0326 per Class A Interest to be paid to the holders of Class A Interests as of September 30, 2005 in November, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------
GENERAL
-------
         This Form 10-QSB and the documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership's
(as defined below) industry, management beliefs, and certain assumptions made by the Partnership's management and involve known and unknown risks, uncertainties and other factors. Such factors include the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and
environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

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

RESULTS OF OPERATIONS
---------------------
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THREE MONTHS ENDED
-------------------------------------------------------------------------
SEPTEMBER 30,2004
-----------------
         The Partnership recognized a net income of $53,131 for the three months ended September 30, 2005 as compared to a net income of $32,741 for the same period in 2004. The increase is primarily due to the following factors:

         An increase in revenue of $54,747 or 6.23%, to $932,850 for the three months ended September 30, 2005 as compared to $878,103 for the three months ended September 30, 2004. The net increases is primarily due to increase in reimbursed expenses of $30,485 and base rent of $14,400 due to the increases in common area maintenance reimbursed expenses and base rent at the Green Valley and Valencia properties.

         An increase in expenses of $34,357 or 4.06%, to $879,719 for the three months ended September 30, 2005 as compared to $845,362 for the three months ended September 30, 2004. The increases is primarily due to increase in professional fees and other expenses of $42,353 due to increases in legal and filing fees.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED
-----------------------------------------------------------------------
SEPTEMBER 30, 2004
------------------
         The Partnership recognized a net income of $158,738 for the nine months ended September 30, 2005 as compared to a net income of $115,786 for the same period in 2004. The increase is primarily due to the following factors:

         An increase in revenue of $146,920 or 5.54%, to $2,797,482 for the nine months ended September 30, 2005 as compared to $2,650,562 for the nine months ended September 30, 2004. The net increase is due to an increase of $148,163 in common area reimbursed expenses at the Valencia Property of which $75,000 is for the tenants' reimbursement of a major parking lot repair that was completed in the first quarter of 2005 and the remaining increase is for reimbursement of higher expenses incurred in 2004. Such expenses were billed out to tenants and revenue was recognized in 2005.

         An increase in expenses of $103,968 or 4.10%, to $2,638,744 for the nine months ended September 30, 2005 as compared to $2,534,776 for the nine months ended September 30, 2004. The net increase is primarily due to a) an increase in management and property expenses of $70,202 due to a major parking lot repair expense of $108,188 at the Valencia Property, offset by a decrease of
$31,068 in leasing costs at all properties associated with new leases entered into 2004 and b) an increase in professional fees and other expenses of $46,572 due to an increase in legal and filing fees.

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

          Albertson's, the principal anchor tenant at the Valencia Property, vacated its space at the Valencia Property in July, 2005. Their lease is scheduled to expire in June 2006. Pursuant to its lease, Albertson's is obligated to continue to pay its monthly rent and honor the terms of the lease agreement until its expiration date. The Partnership is currently in negotiations with another food market to lease the vacated space, but there is no assurance that such negotiations will be successful. Many of the tenants at the Valencia Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Albertson's space or of the occupancy of such space by a new anchor tenant, once a new one is obtained. In the short term, however, the vacancy of the Albertson's space could have a material adverse effect

on the results of operations at the Valencia Property by impairing the
Partnership's ability to retain other tenants or to renew their leases on favorable terms, by reducing the traffic at the Valencia Property and negatively affecting percentage rents. In addition, the Partnership will incur expenses in leasing the Albertson's space to a new tenant and cannot predict how soon such space will be leased and the terms of such new lease.

         The Partnership has made distributions to its partners in the past.
Distributions were suspended after the second quarter of 1999 and resumed in the first quarter of 2005. The first quarter distribution of $49,425 was paid during
January 2005. A second quarter distribution of $49,513 was paid during May 2005.
The third quarter distribution of $49,500 was paid during August 2005. The fourth quarter distribution of $49,500 will be paid in November 2005. The
Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

         Management is not aware of any other significant trends, events, commitments for capital expenditures or uncertainties that will or are likely to materially impact the Partnership's liquidity.

         The cash on hand at September 30, 2005 may be used to fund (a) the capital requirements of the Partnership's properties, (b) distributions, (c) the costs of finding a new tenant for and leasing vacant spaces, including the vacant Albertson's space at the Valencia property and remaining vacant space at the Green Valley property, and (d) for other general Partnership purposes, including the Partnership's compliance with Section 404 of the Sarbanes-Oxley
Act of 2002.

         Net cash provided by operating activities of $735,017 for the nine months ended September 30, 2005 included (i) net income of $158,738, (ii)
non-cash adjustments of $570,148 for depreciation and amortization expense and
(iii) a net change in operating assets and liabilities of $6,131.

         Net cash provided by operating activities of $686,232 for the nine months ended September 30, 2004 included (i) net income of $115,786, (ii) non cash adjustments of $568,276 for depreciation and amortization expense and (iii)
a net change in operating assets and liabilities of $2,170.

         Net cash used in investing activities of $217,354 for the nine months ended September 30, 2005 was for capital expenditures for property improvements.

         Net cash used in investing activities of $94,019 for the nine months ended September 30, 2004 was for capital expenditures for property improvements.

         Net cash used in financing activities of $443,931 for the nine months ended September 30, 2005 included (i) principal repayments on mortgage loans payable of $223,979, (ii) an increase in restricted cash of $71,514 and (iii)
cash distributions to partners of $148,438.

         Net cash used in financing activities of $147,369 for the nine months ended September 30, 2004 included (i) principal repayments on mortgage loans payable of $202,756 and (ii) an increase in restricted cash of $55,387.

         OFF-BALANCE SHEET ARRANGEMENTS
         ------------------------------

         The Partnership has no off-balance sheet arrangements as contemplated by Item 303(c) of Rule S-B.

ITEM 3.  CONTROLS AND PROCEDURES.
---------------------------------

          The President and Treasurer of CM Plus Corporation, the general partner of the Partnership, are the principal executive officer and principal financial officer of the Partnership and have evaluated, in accordance with
Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the
"Act"), the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) of the Act) as of the end
of the period covered by this report. Based on that evaluation, the President and the Treasurer of CM Plus Corporation have concluded that as of the end of the period covered by this report the Partnership's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Partnership and its subsidiaries in the reports it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 5.  OTHER INFORMATION
--------------------------

         On October 13, 2005, Sutter Opportunity Fund 3, LLC, Sutter Opportunity
Fund 3 Tax Exempt, LLC, MPF-NY 2005, LLC, MPF Dewaay Premier Fund 2, LLC, MPF
Flagship Fund 10, LLC, MP Value Fund 8, LLC, MP Falcon Fund, LLC, MPF Blue Ridge
Fund I, LLC, MPF Blue Ridge Fund II, LLC, MacKenzie Patterson Special Fund 7,
LLC, MacKenzie Patterson Special Fund 6, LLC, MPF Dewaay Fund 3, LLC, MPF Dewaay
Fund 4, LLC, MPF Dewaay Premier Fund, LLC, MP Income Fund 16, LLC, MPF Income
Fund 21, LLC, MPF Income Fund 22, LLC, MPF Income Fund 23, LLC, MPF Flagship
Fund 9, LLC, MPF Flagship Fund 11, LLC, MP Value Fund 7, LLC, MP Value Fund 5,
LLC, MP Falcon Growth Fund 2, LLC, and MacKenzie Patterson Fuller, Inc.
(collectively, the "Purchasers") disclosed in a Tender Offer Statement on
Schedule TO filed with the Securities and Exchange Commission (the "SEC") on
October 13, 2005 an offer (the "Tender Offer") to purchase any and/or all of the outstanding units of interests in the Partnership, each unit consisting of one
Class A Interest and one Class B Interest (each, a "Unit"), for a purchase price of $4.00 per Unit, subject to reduction for certain distributions. The deadline to accept the Tender Offer was November 12, 2005, unless extended by the
Purchasers. The Partnership has decided to remain neutral as to the Tender Offer and filed a Schedule 14D-9 with the SEC on November 9, 2005. Among other things, the Partnership pointed out the restrictions on transfers in its partnership agreement that are intended to prevent a termination of the Partnership for federal income tax purposes. These restrictions would limit the number of Units that the Purchasers may acquire in the Tender Offer. The Schedule TO filed with the SEC by the Purchasers and the Schedule 14D-9 filed with the SEC by the
Partnership are available on the SEC's website at www.sec.gov.

         As reported in the Partnership's last 10-QSB, earlier this year several of the Purchasers conducted a tender offer to purchase Units at a price of $2.50 per Unit.

ITEM 6.  EXHIBITS
-----------------
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

                                       10

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

                                       11

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    November 16, 2005                       CONCORD MILESTONE PLUS, L.P.
       --------------------                      ----------------------------
                                                      (Registrant)

                                            BY:   CM PLUS CORPORATION
                                                  ------------------------------
                                                  General Partner

                                            By:   /S/ Leonard Mandor
                                                  ------------------------------
                                                  Leonard Mandor
                                                  President

                                       12