Form 10KSB
period 2005-12-31
CONCORD MILESTONE PLUS L P
filed 2006-03-30
CIK 808460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

COMMISSION FILE NUMBER 000-16757

CONCORD MILESTONE PLUS, L.P.

(Name of small business issuer in its charter)

DELAWARE	52-1494615
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
200 CONGRESS PARK DRIVE, SUITE 103, DELRAY BEACH, FLORIDA	33445
(Address of principal executive offices)	(Zip Code)
(561) 394-9260 Issuer’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:                                    NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Class A Interests (‘‘Class A Interests’’), each such interest representing an assignment of one Class A Limited Partnership Interest held by CMP Beneficial Corp., a Delaware corporation (the ‘‘Assignor’’), under the Amended and Restated Agreement of Limited Partnership (the ‘‘Partnership Agreement’’) of Concord Milestone Plus, L.P.

(Title of Class)

Class B Interests (‘‘Class B Interests’’), each such interest representing an assignment of one Class B Limited Partnership Interest held by the Assignor under the Partnership Agreement.

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes      No

State the issuer’s revenues for its most recent fiscal year: $3,701,999

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

As of March 1, 2006, 1,518,800 Class A Interests and 2,111,072 Class B Interests were outstanding.

Transitional Small Business Disclosure Format (check one)    Yes      No

CONCORD MILESTONE PLUS, L.P.
2005 FORM 10-KSB ANNUAL REPORT

PART I

This Annual Report on Form 10-KSB (this ‘‘Report’’) and any documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership’s (as defined below) industry, management beliefs, and certain assumptions made by the Partnership’s management and involve known and unknown risks, uncertainties and other factors. Such factors include, among other things, the following: general economic and business conditions, which will affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Description of Business.

(a)	Business Development.

Concord Milestone Plus, L.P. (the ‘‘Partnership’’) was organized as a Delaware limited partnership on December 12, 1986 with CM Plus Corporation, a Delaware corporation as its general partner (the ‘‘General Partner’’). Since December 28, 2001 the General Partner has been wholly owned by Milestone Properties, Inc. (‘‘MPI’’), a Delaware corporation. MPI reorganized its subsidiaries on that date and as a result the General Partner is now a wholly owned subsidiary of MPI. This reorganization had no effect on the General Partner or the Partnership. The Partnership is engaged in the business of owning and operating three shopping centers. The General Partner’s only activity is that of being the general partner for the Partnership. CMP Beneficial Corp., a wholly owned subsidiary of MPI, was organized under Delaware law in December 1986 for the sole purpose of holding limited partnership interests in the Partnership for the benefit of holders of the Class A Interests and Class B Interests and has engaged in no business activities other than fulfilling its obligations under the Amended and Restated Agreement of Limited Partnership of the Partnership (the ‘‘Partnership Agreement’’).

(b)	Business of Issuer.

The Partnership has only one industry segment, commercial real estate.

The Partnership was formed for the purpose of investing in existing income-producing commercial and industrial real estate, such as shopping centers, office buildings, free-standing commercial buildings, warehouses and distribution centers. The Partnership currently owns and operates three shopping centers (and the land they are situated on), one located in Searcy, Arkansas (the ‘‘Searcy Property’’), one located in Valencia, California (the ‘‘Valencia Property’’) and one located in Green Valley, Arizona (the ‘‘Green Valley Property’’).

The amount of revenues from tenants attributable to the Searcy Property, the Valencia Property and the Green Valley Property (collectively, the ‘‘Properties’’) was (i) $547,414, $1,728,779, and $1,386,435 respectively, for the fiscal year ended December 31, 2005, (ii) $542,223, $1,551,614, and $1,423,121 respectively, for the fiscal year ended December 31, 2004, and (iii) $540,462, $1,445,597, and $1,294,656 respectively, for the fiscal year ended December 31, 2003. None of the tenants are affiliates of the Partnership.

See Item 2, ‘‘Properties’’, of this Report for additional information as to the Properties, including a description of the competitive conditions affecting them and our dependence on certain tenants.

The Partnership employs four full time people and two part time people at the Green Valley Property who provide general administrative and maintenance services. Milestone Property

Management, Inc., an affiliate of the General Partner, provides all management services for the Partnership and Milestone Properties, Inc., the parent of the General Partner, provides administrative services to the Partnership. Aside from its two officers, the General Partner has no employees. See Item 12, ‘‘Certain Relationships and Related Transactions’’, of this Report.

Item 2.	Description of Property.

The Properties consist of three shopping centers: the Searcy Property, the Valencia Property and the Green Valley Property. For the purposes of this Report, the following is a glossary of terms:

a.	‘‘Occupancy rate’’ – The rate of the actual leased area (square footage) to gross leaseable area (square footage) as of the end of the applicable fiscal year (December 31).

b.	‘‘Leaseable area’’ – The area (square footage) for which rent is charged.

c.	‘‘Average effective annual rental per square foot’’ – The average rental rate received per square foot of leased space taking rental concessions and discounts into consideration.

d.	‘‘Total rent’’ – Minimum annual base rent plus percentage rental revenue.

Mortgage Loans

As of September 30, 1997, the Partnership closed on mortgage loans (the ‘‘Mortgage Loans’’) for the Properties in the amounts of $2,865,000 (Searcy), $8,445,000 (Valencia) and $5,400,000 (Green Valley). All three Mortgage Loans are secured by cross-collateralized first mortgages on the properties. Prior to September 30, 1997, the Properties were encumbered by mortgages granted by the Partnership to the holders of the Partnership’s Escalating Rate Collateralized Mortgage Bonds due November 30, 1997 (the ‘‘Bonds’’). The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds.

The Mortgage Loans and related terms at December 31, 2005 for the Properties are summarized as follows:

Property/Location	Outstanding Principal Balance at December 31, 2005	Annual Interest Rate % (fixed)	Monthly Payments of Principal and Interest
Searcy, AR	$2,592,377	8.125	$21,640
Valencia, CA	7,350,048	8.125	65,881
Green Valley, AZ	4,898,078	8.250	41,252
Total	$14,840,503		$128,773

The Mortgage Loans require payments of principal and interest through and including September 1, 2007. On October 1, 2007, the balance of the outstanding principal and interest is estimated to be $2,505,981, $7,003,227 and $4,738,096 for the Mortgage Loans on the Searcy, Valencia and Green Valley Properties, respectively, assuming no prepayments, and will be due and payable on that date. Prior to May 31, 2007, each Mortgage Loan may be prepaid in whole but not in part on any payment date with a prepayment penalty equal to the greater of (i) 1% of the outstanding principal balance at such time, or (ii) the excess, if any, of the present value of the remaining scheduled principal and interest payments (including any balloon payment), discounted at the Discount Rate (as defined below), over the amount of principal being prepaid. The Mortgage Loans may be prepaid without penalty on any payment date after May 31, 2007. The Discount Rate is a rate determined as of the week ending prior to the prepayment date and is based on the published rates of U.S. Government securities having maturities approximating the maturity date of the Mortgage Loans. The Mortgage Loans are each secured by first mortgages on all three of the Partnership’s Properties and a default under any of the Mortgage Loans constitutes a default on all of the Mortgage Loans. Each mortgage may be released at the Partnership’s option after the corresponding Mortgage Loan is fully paid provided that no event of default exists under any of the Mortgage Loans, the mortgagee has not given the Partnership notice of any event which, with the passage of time, would constitute an event of default, under any of the mortgage Loans, and certain other conditions are satisfied. There is no limitation on the amount of mortgage indebtedness that may be imposed on any property.

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

Taxes.    The Partnership's adjusted federal income tax basis for the Searcy Property is approximately $2,610,261, of which $430,000 is allocated to land and $2,180,261 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 years using the straight-line method of cost recovery.

Competition.    There are three shopping centers within two miles to the west of the Town and Country Plaza on Race Avenue. The first shopping center consists of a Goody’s department store and various smaller stores. The second shopping center consists of a Fred's discount store, Warehouse Foods, a Sears catalog store and two satellite stores. The third center consists of a Kroger food store and a Revco drugstore. Directly across the highway from the Searcy Property is a Wal-Mart superstore. This Wal-Mart relocated from the Town and Country Plaza in 1992. Hastings Book and Music, Big Lots, Hibetts Sports and TSC Tractor Supply currently occupy Wal-Mart’s former space in the Town and Country Plaza.

Operating and Tenant Information.    As of February 27, 2006, there were ten tenants, including two anchor tenants, at the Searcy Property. The anchor tenants are a J.C. Penney department store and Dunlap Co. The other eight tenants provide a variety of goods and services and none of these other eight tenants occupied more than 10% of the rentable square footage. The occupancy rate was 98.7% and 98.7% as of December 31, 2005 and 2004, respectively.

The tables on pages 9 and 10 of this Report further describe and summarize certain operating data and tenant information for the Searcy Property as of December 31, 2005.

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

Taxes.    The Partnership's adjusted federal income tax basis for the Valencia Property is $9,939,052, of which $6,500,000 is allocated to land and $3,439,052 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 3 to 10 years using the straight-line method of cost recovery.

Competition.    In 1996, a 78,000 square foot shopping center opened on Old Orchard Street across from the Valencia Property. This center includes a 46,000 square foot Ralph's Supermarket, a 16,000 square foot drugstore and 16,000 square feet of smaller stores. This shopping center has not materially adversely affected the occupancy rate at the Valencia Property. Within two miles of the Valencia Property there are competing shopping facilities at Newhall Plaza with a Von's Food Store and 10 satellite stores, Granary Square with a Hughes Food Market, Long's Drugstore and 26 satellite stores, a Safeway Supermarket complemented by 14 satellite stores and the Alpha Beta Center with Alpha Beta Food stores and 16 satellite stores. In 1992, a strip center anchored by a Ralph's Foods opened within a mile of the Valencia Property. Several newer centers have opened within five miles of the Valencia Property including a Kohl’s Department store.

Operating and Tenant Information.    As of February 27, 2006, there were 24 tenants, including two anchor tenants. The two anchor tenants are an Albertson’s grocery store and a Rite Aid pharmacy. No other tenant occupied 10% or more of the rentable square footage. The other 22 tenants provide a variety of goods and services. The occupancy rate was 100.00% and 100.00% as of December 31, 2005 and 2004, respectively.

Albertson’s, the principal anchor tenant at the Valencia Property, vacated its space at the Valencia Property in July, 2005. This space represents about 30% of the Valencia Property’s leaseable area. Their lease is scheduled to expire in June 2006. Pursuant to its lease, Albertson’s is obligated to continue to pay its monthly rent and honor the terms of the lease agreement until its expiration date. The Partnership has signed a lease with a replacement supermarket but the lease is not yet effective and is contingent upon, among other things, the approval of the tenant’s building plans by the City of Valenica. Many of the tenants at the Valencia Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Albertson’s space or of the occupancy of such space by a new anchor tenant, once a new one is obtained. In the short term, however, the vacancy of the Albertson’s space could have a material adverse effect on the results of operations at the Valencia Property by impairing the Partnership’s ability to retain other tenants or to renew their leases on favorable terms, by reducing the traffic at the Valencia Property and negatively affecting percentage rents. If the replacement supermarket lease does not become effective, due to the failure of the therein stated contingencies, then the Partnership will incur expenses in leasing the Albertson’s space to a new tenant and cannot predict how soon such space may be leased and the terms of such new lease.

The tables on pages 9 and 10 further describe and summarize certain operating data and tenant information for the Valencia Property as of December 31, 2005.

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

Description.    Green Valley Mall is an open-air shopping complex originally built in the 1960’s and expanded at various times throughout the 1970’s and 1980’s. The shopping center is comprised of several buildings, including some that are free standing, totaling 173,359 gross leaseable square feet (adjusted by 800 square feet representing the mall office). The exterior construction is a combination of adobe block, split face block and painted concrete block. The mall has approximately 975 parking spaces. In the opinion of the General Partner, the Green Valley Property is adequately insured.

Taxes.    The Partnership's adjusted federal income tax basis for the Green Valley Property is $8,871,077, of which $5,100,000 is allocated to land and $3,771,077 to the buildings and improvements. For financial statement purposes, the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 2 to 5 years using the straight-line method of cost recovery.

Competition.    The Green Valley Property competes directly with the 142,500 square foot Continental Shopping Plaza, built in 1980, located at Continental Road and Interstate 19 approximately one mile south of the Green Valley Property. The Continental Shopping Plaza is anchored by a Safeway Supermarket and several major tenants, McDonalds, Osco Drug, True Value Hardware, Kentucky Fried Chicken, M & I Bank and 45 local tenants. There is a shopping center located 3 miles to the north of the Green Valley Property in the incorporated town of Sahuarita. This shopping center includes a 65,000 square foot former Wal-Mart department store and a 42,000 square foot Bashas’ Food Store as anchor tenants plus 25,000 square feet of space leased to 15 tenants. Another center located to the north of the Green Valley Property, is the former Kmart Plaza, which was sold and the new name is the ‘‘Valle Verde Center.’’ The Kmart building is 45,000 square feet which Kmart closed in 1995. A new furniture store is scheduled to open in the former Kmart store during 2006. In April of 2004, a Beall’s Outlet Store was opened in the Valle Verde Center with a 20,000 square foot store (the Beall’s store at the Green Valley Property has been re-opened as Beall’s new concept bed and bath store). There is additional space for a 4,000 square foot restaurant. Other tenants in Valle Verde Center are the Desert Sky multiplex theater, Dairy Queen, and a Taco Bell. Since the incorporation of Sahuarita, several large areas have been rezoned for commercial development. A small center located 2.5 miles north of Green Valley Property called ‘‘The Quorum’’ opened in 2000. Tenants in the ‘‘Quorum’’ are Carpet One, Animal Doctor, Domino Pizza, Burger King, Sears and a restaurant called Coach’s. In 2002 a large parcel of land was purchased 2 miles north of the Green Valley property and a new Safeway Supermarket was built with 20,000 feet of small shops. In April of 2004, a new shopping center is being developed called Madera Marketplace. A new 188,228 Wal-Mart Super Center opened in Madera Marketplace in the Fall of 2005 and future tenants in Madera Marketplace will include Bank of America, Wells Fargo Bank Branch, Fletcher Tire & Auto, Walgreens and 20,000 feet for additional tenants. Canoa Ranches, a development planned for over 2,000 homes, is located within 8 miles of the south border of Green Valley. A major shopping center is being developed in Canoa Ranches which will have a Bashas’ Food Store, planning to open in late 2006, and some shop space. No decision has been made at this time to close the Bashas’ Food Store in the center located next to the old 65,000 square foot vacant Wal Mart store in the Sahuarita Area.

Operating and Tenant Information.    As of February 27, 2006, there were 71 tenants, including two anchor tenants, at the Green Valley Property. The two anchor tenants include a Beall’s bed and bath store and an Ace Hardware store. The third anchor tenant space has been re-demised as described below with a portion of the space leased to Family Dollar, Inc. The other 68 tenants provide a variety of goods and services. The occupancy rate was 67.37% and 69.16%, as of December 31, 2005 and 2004, respectively.

Abco, the former principal anchor tenant at the Green Valley Property vacated its space in May, 1999. This space represents about 20% of the Green Valley Property’s leaseable area. The Partnership has retained a succession of several regional real estate brokerage firms to help market the space. A new Safeway Supermarket near the Green Valley Property that was built in 2002 has effectively negated the potential of a supermarket as a replacement tenant for the former Abco tenant. In March 2003, a lease was executed with Family Dollar, Inc. for 9,571 of the 38,983 total square footage formerly leased by Abco. The Partnership delivered the premises to Family Dollar in June 2003 and the lease was effective beginning August 2003. In conjunction with the work performed in preparing the building to be subdivided and to accommodate Family Dollar, an approximate 3,528 square foot area was reconfigured since it restricted the visibility of the remaining vacant space. This amount of square footage is no longer leaseable. The Partnership has not identified a potential tenant for the remaining 25,884 square feet, and the Partnership does not know what effect, if any, this vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property.

Many of the tenants at the Green Valley Property have initial lease terms of less than two years. The Partnership will incur expenses in releasing the remaining vacant Abco space and cannot predict how soon such space will be leased and the terms of such new lease or leases. To date, the continuing vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership’s ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the continued space vacancy won’t cause existing tenants to leave, or won’t cause tenant renewals to be at lower rental rates.

The tables on pages 9 and 10 of this Report further describe and summarize certain operating data and tenant information for the Green Valley Property as of December 31, 2005.

There are at present no options to purchase nor any contracts to purchase the Green Valley Property.

Table 1.    Summary of Operating and Tenant Information as of December 31, 2005

Location	Property	Tenant Occupying>10% of GLA/Nature of Business	Square Feet	Occupancy Rate	Base Rent Per Sq. Ft.	Lease Percentage Rent & Other	Expiration	Annual R/E Taxes
Searcy, AR	Town & Country Plaza		78,436	98.72%	$6.39 (1)			$24,050
		J.C. Penney Department Store	39,396		$5.22	1.5% of Sales in excess of $11,820,004. Pro-rata reimbursement for real estate taxes over the base year amount. Common area maintenance reimbursed at fixed intervals over the lease term.	8/31/2007
		Dunlap Co. Junior Department Store	15,600		$6.00	Common area maintenance and insurance reimbursement capped at $7,800 annually and $1,080 annually, respectively. Real Estate taxes reimbursed over the 2001 base year.	1/31/2011
Valencia, CA	Old Orchard Shopping Ctr.		103,413	100.00%	$13.24 (1)			$145,660
		Albertson’s Full Service Grocer	31,842		$9.42	1.25% of Sales in excess of $38,000,000 less amounts paid for property taxes, assessments and insurance premiums.(2)	6/30/2006
		Rite Aid Pharmacy	18,125		$2.48	Rent is payable in an amount equal to 3% of the tenant’s gross sales for the previous month, but not less than $45,000 annually. Pays no reimbursed expenses.	5/31/2010
Green Valley, AZ	Green Valley Mall	None (3)	173,359	67.37%	$8.68 (1)			$170,026

(1)	Represents the average rental rate including base and percentage rent per square foot of leased space taking rental concessions and discounts into consideration.

(2)	Pro-rata reimbursement for real estate taxes, common area maintenance and insurance.

(3)	The sole space greater than 10% of GLA is currently vacant. Abco vacated this space in May, 1999. The portion of the space leased to Family Dollar, Inc. was less than 10% of the rentable square footage of the Green Valley Property.

Table 2.    Summary of Lease Expirations as of December 31, 2005

Location	Property	Year of Lease Expiration	Number of Leases Expiring	Area Expiring (in square feet)	Gross Leaseable Annual Minimum Rent	% of Gross Annual Minimum Rent
Searcy, AR	Town & Country Plaza	M-T-M	2	2,760	$23,902	4.89%
		2007	2	45,369	$244,080	49.85%
		2008	3	8,280	$72,828	14.87%
		2011	3	21,022	$148,805	30.39%
		Vacancies	1	1,005	—	—
		Total	11	78,436	$489,615	100.0%
Valencia, CA	Old Orchard Shopping Center	2006	3	35,794	$370,667	28.90%
		2007	7	17,590	$280,326	21.85%
		2008	6	10,380	$187,685	14.63%
		2009	1	3,640	$60,737	4.73%
		2010	5	30,609	$289,040	22.53%
		2012	1	1,200	$23,915	1.86%
		2014	1	4,200	$70,569	5.50%
		Total	24	103,413	$1,282,939	100.0%
Green Valley, AZ	Green Valley Mall	M-T-M	3	11,601	$20,336	2.07%
		2006	31	45,848	$446,631	45.50%
		2007	13	12,138	$162,650	16.57%
		2008	14	27,260	$186,655	19.02%
		2009	6	9,331	$81,869	8.34%
		2010	2	10,021	$77,098	7.86%
		2011	1	600	$6,260	0.64%
		Vacancies	13	56,560	—	—
		Total	83	173,359	$981,499	100.0%

CONCORD MILESTONE PLUS, L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

	Initial Cost						Gross Amount at which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Write Down	Capitalized Subsequent To Acquisition	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Town & Country Plaza Searcy, AR	$2,592,377	$430,000	$3,620,000	$0	$779,341	$4,829,341	$2,595,420	08/20/87	31.5 years
Old Orchard Shopping Center Valencia, CA	7,350,048	6,500,000	5,075,000	0	1,732,421	13,307,421	4,159,080	01/22/88	31.5 years
Green Valley Mall Green Valley, AZ	4,898,078	5,100,000	4,587,000	1,042,966	1,318,015	9,962,049	3,790,401	04/15/88	31.5 years
	$14,840,503	$12,030,000	$13,282,000	$1,042,966	$3,829,777	$28,098,811	$10,544,901

		2005	2004
(A)	Reconciliation of investment properties owned:
	Beginning balance	$27,868,723	$27,760,324
	Property acquisitions/improvements	230,088	108,399
	Write-down of property	0	0
	Balance at end of period	$28,098,811	$27,868,723
(B)	Reconciliation of accumulated depreciation:
	Beginning balance	$9,826,826	$9,107,354
	Depreciation expense	718,075	719,472
	Balance at end of period	$10,544,901	$9,826,826

Commitments and Contingencies

Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the Partnership and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances, even if the problem was caused by another party or a tenant. As of February 27, 2006 the Partnership was not aware of any existing environmental conditions on the Properties that will have a material effect on the financial statements.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant's Equity Securities, Related Securities Holder Matters and Small Business Issuer’s Purchases of Equity Securities

(a)    Class A and Class B Interests are not traded on any established public trading market or on any national securities exchange and are not quoted on any national quotation system. No organized public market has developed for the interests in the Partnership. Sales of Class A and Class B Interests occur from time to time through independent broker-dealers, but to the best of the Partnership's knowledge, as of February 27, 2006 there are no market makers for the interests. Recently published information relating to other real estate limited partnerships (which may or may not be analogous to the Partnership) indicates that sales of limited partnership interests in those partnerships occur at substantial discounts from the amounts of the original investments.

(b)    As of February 27, 2006, 1,518,800 outstanding Class A Interests and 2,111,072 outstanding Class B Interests were held by approximately 872 and 948 holders, respectively.

(c)    The Partnership is a limited partnership and, accordingly, does not pay dividends. Distributions of cash are made to its partners, from time to time, depending upon distributable cash flow and certain other conditions in the discretion of the General Partner.

Pursuant to the Partnership Agreement, distributable cash flow (as defined therein), if any, for each fiscal quarter is distributed as follows: (i) first, 99% to the holders of the Class A Interests as a group and 1% to the General Partner until the holders of the Class A Interests have received an amount of cumulative distributions necessary to provide such holders with a non-compounded 10.5% cumulative annual return (determined in accordance with the Partnership Agreement); (ii) next, 90% to the holders of the Class A Interests and 10% to the General Partner until the holders of the Class A Interests have received distributions of distributable capital proceeds (i.e., net proceeds of a sale or other disposition or a refinancing of Properties available for distribution) and uninvested offering proceeds equal to $10.00 for each Class A Interest plus an amount of cumulative distributions necessary to provide such holders with a cumulative, non-compounded 12.5% annual return (determined in accordance with the Partnership Agreement on their Adjusted Priority Base Amount as defined in the Partnership Agreement) (a ‘‘12.5% Priority Return’’); and (iii) thereafter, 85% to the holders of the Class B Interests, 5% to the holders of the Class A Interests and 10% to the General Partner.

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

The Partnership suspended making distributions with respect to Class A Interests subsequent to the second quarter of 1999, after determining that unrestricted working capital levels were inadequate due to: (1) Abco vacating its space at the Green Valley Property in May, 1999 and (2) several capital outlays for work performed at the Properties. Distributions resumed the first quarter of 2005 as follows. In January 2005, the Partnership made a cash distribution of $49,399 of which $48,905 was paid to the holders of Class A Interests and $494 was payable to the General Partner. The May 2005 cash distribution of $50,013 paid the holders of Class A Interests $49,513 and the General Partner $500. An August 2005 cash distribution of $50,013 paid the holders of Class A Interests $49,513 and the General Partner $500. The November 2005 cash distribution of $50,013 paid the holders of Class A Interests $49,513 and the General Partner $500. There was also a cash distribution of $50,000 in January 2006 which paid the holders of Class A Interests $49,500 and the General Partner $500. There have been no distributions made with respect to the Class B Interests.

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

( d)    The Partnership does not have any compensation plans under which equity securities of the Partnership are authorized for issuance.

(e)    The Partnership did not sell any securities without registering the securities under the Securities Act within the last 3 years.

(f)    No purchases were made by or on behalf of the Partnership or any ‘‘affiliated purchasers’’ (as defined in Rule 10b-18(a)(3) promulgated under the Securities and Exchange Act of 1934 of Interests in the Partnership.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements made in this report may constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See Part I.

The following discussion and analysis should be read in conjunction with the Financial Statements of the Partnership and the notes thereto appearing in Item 7 of this Report.

General

The Partnership commenced a public offering of Equity Units and Bond Units (together, ‘‘Units’’) on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated the public offering of Units on April 2, 1988. Each Equity Unit consists of 100 Class A Interests and 100 Class B Interests. Each Bond Unit consisted of $1,000 principal amount of the Partnerships Escalating Rate Collateralized Mortgage Bonds and 36 Class B Interests. On April 14, 1988, the Partnership held its final closing on the sale of Units. The Partnership was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units from which the Partnership received aggregate net proceeds (after deduction of sales commissions, discounts and selling agent's expense otherwise required to be reimbursed to the General Partner and itsaffiliates) of $29,285,960. The Partnership purchased three shopping centers with the proceeds from this offering. No further acquisitions are planned and the Partnership has no plans to raise additional capital.

On September 30, 1997, the Partnership closed three fixed rate first mortgage loans in the original principal amounts of $2,865,000, $8,445,000 and $5,400,000, on the Searcy, Valencia and Green Valley Properties, respectively. All three Mortgage Loans are secured by first mortgages on each of the Properties. The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds. The Mortgage Loans are described in further detail in Item 2. ‘‘Description of Properties’’.

The Partnership has an agreement with Milestone Property Management, Inc. (‘‘MPMI’’), an affiliate of the General Partner and a subsidiary of MPI, to provide management services to the Properties. In addition, MPMI is responsible for leasing space at the properties and actively monitors all vacancies to ensure the highest occupancy rate possible. All leasing of the Properties is negotiated and arranged by MPMI and the terms of the leases are negotiated on a lease by lease basis. During fiscal 2005, the Partnership paid or accrued $155,593 to MPMI for management fees.

Competition

Rental properties owned by the Partnership face substantial competition from similar existing properties, or newly built properties, in the vicinity in which such Properties are located. Such competition is generally for the retention of existing tenants and for new tenants upon space becoming vacant. Competition for tenants may result in the Partnership being unable to quickly re-lease space, require the Partnership to reduce rents or provide rental concessions to tenants, resulting in a decline in cash flows. The Partnership believes that the profitability of each of the Properties is based, in part, upon its geographic location, the operations and identity of the property’s tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. The Partnership also believes that general economic circumstances and trends as well as the character and quality of new and existing properties located in the vicinity of the Properties are factors that may affect the operation and competitiveness of the Properties. See Item 2 ‘‘Description of Properties’’, for further detail.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Partnership’s financial condition and results of operations are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to the recorded values of the Partnership’s Properties and the possible impairment of their carrying value, and the remaining useful lives of the Partnership’s Properties and other fixed assets, which is used for depreciation purposes. Assessments are also made as to potential environmental liabilities that may have been caused by tenants (or any other outside party) from their occupancy at a Property. We base our estimates on historical experience, data gathered during the operations of the Properties, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates if our assumptions are not accurate or under different conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those discussed above, as well as the policies listed in the footnotes to our financial statements.

Results of Operations

Comparison of Year Ended December 31, 2005 to 2004

The Partnership recognized a net income of $162,561 for the year ended December 31, 2005 as compared to a net income of $117,638 for the year ended December 31, 2004. The change is primarily due to the following factors:

An increase in revenue of the Partnership of $175,435 or 4.91%, to $3,701,999 in the fiscal year ended December 31, 2005 from $3,526,564 in the fiscal year ended December 31, 2004. The net increase was primarily due to:

•	an increase in reimbursed expenses of $149,852 mostly due to an increase in common area reimbursed expenses at the Valencia Property of which $75,000 is for the tenants’ reimbursement of a major parking lot repair that was completed in the first quarter of 2005, and the remaining increase is for reimbursement of higher expenses incurred in 2004. Such expenses were billed out to tenants and revenue was recognized in 2005.

An increase in expenses of $130,512 or 3.8% to $3,539,438 in the fiscal year ended December 31, 2005 from $3,408,926 in the fiscal year ended December 31, 2004. The net increase was primarily due to:

•	an increase in management and property expenses of $79,013 due to repaving the parking lot at the Valencia property which is partially offset by a decrease in leasing costs at all properties associated with new leases entered into in 2004.

•	an increase of professional fees and other expenses of $68,751 due to increase in legal and filing fees.

Liquidity and Capital Resources

The General Partner believes that the Partnership’s expected revenue and working capital is sufficient to meet the Partnership’s current and foreseeable future operating requirements. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership’s properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur.

Albertson’s, the principal anchor tenant at the Valencia Property, vacated its space at the Valencia Property in July, 2005. This space represents about 30% of the Valencia Property’s leaseable area. Their lease is scheduled to expire in June 2006. Pursuant to its lease, Albertson’s is obligated to continue to pay its monthly rent and honor the terms of the lease agreement until its expiration date. The Partnership has signed a lease with a replacement supermarket but the lease is not yet effective and is contingent upon, among other things, the approval of the tenant’s building plans by the City of Valencia. Many of the tenants at the Valencia Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Albertson’s space or of the occupancy of such space by a new anchor tenant, once a new one is obtained. In the short term, however, the vacancy of the Albertson’s space could have a material adverse effect on the results of operations at the Valencia Property by impairing the Partnership’s ability to retain other tenants or to renew their leases on favorable terms, by reducing the traffic at the Valencia Property and negatively affecting percentage rents. If the replacement supermarket lease does not become effective, due to the failure of the therein stated contingencies, then the Partnership will incur expenses in leasing the Albertson’s space to a new tenant and cannot predict how soon such space may be leased and the terms of such new lease.

Abco, the former principal anchor tenant at the Green Valley Property vacated its space in May, 1999. This space represents about 20% of the Green Valley Property’s leaseable area. The Partnership has retained a succession of several regional real estate brokerage firms to help market the space. A new Safeway Supermarket near the Green Valley Property that was built in 2002 has effectively negated the potential of a supermarket as a replacement tenant for the former Abco tenant. In March 2003, a lease was executed with Family Dollar, Inc. for 9,571 of the 38,983 total square footage formerly leased by Abco. The Partnership delivered the premises to Family Dollar in June 2003 and the lease was effective beginning August 2003. In conjunction with the work performed in preparing the building to be subdivided and to accommodate Family Dollar, an approximate 3,528 square foot area was reconfigured since it restricted the visibility of the remaining vacant space. This amount of square footage is no longer leaseable. The Partnership has not identified a potential tenant for the remaining 25,884 square feet, and the Partnership does not know what effect, if any, this vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property.

The Partnership has made distributions to its partners in the past. Distributions were suspended after the second quarter of 1999 and resumed in the first quarter of 2005. The first quarter distribution of $49,399 was paid during January 2005. A second quarter distribution of $50,013 was paid during May 2005. The third quarter distribution of $50,013 was paid during August 2005. The fourth quarter distribution of $50,013 was paid during November 2005. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership. As described above, the Albertson’s lease expires in June 2006, and the cessation of the cash flow from this anchor tenant’s lease may impair the ability of the Partnership to continue to pay quarterly distributions.

On October 1, 2007, the outstanding balance of the Partnership’s Mortgage Loans, estimated to be $14,247,304, will be due and payable. The General Partner believes that the Partnership will have the ability to refinance or otherwise satisfy such obligations, however, such ability will be subject to a number of factors, including but not limited to, general market conditions and the status of each of the Properties at the time.

To assist the Partnership with its compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the Partnership believes it will need to retain the services of outside specialists. The Partnership anticipates that the costs associated with the retention and use such consultants and advisors will be significant and material to the Partnership. See ‘‘Section 404 Compliance’’ below.

Management is not aware of any other significant trends, events, commitments or uncertainties that will or are likely to materially impact the Partnership’s liquidity.

The cash on hand at December 31, 2005 may be used for (a) the capital improvement requirements of the Partnership properties (b) the January 20, 2006 distribution to limited partners of $50,000 and future distributions and (c) for other general Partnership purposes including the costs of releasing vacant or soon to be vacant space, and the Partnership’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and for other regulatory and public company costs. See ‘‘Section 404 Compliance’’ below.

Net cash provided by operating activities of $966,866 for the year ended December 31, 2005 was comprised of (i) net income of $162,561, (ii) adjustments of $756,740 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $47,565.

Net cash provided by operating activities of $797,925 for the year ended December 31, 2004 was comprised of (i) net income of $117,638, (ii) adjustments of $758,193 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $77,906.

Net cash used in investing activities of $231,088 for the year ended December 31, 2005 was comprised of capital expenditures for building improvements.

Net cash used in investing activities of $107,399 for the year ended December 31, 2004 was comprised of capital expenditures for building improvements.

Net cash used in financing activities of $497,197 for the year ended December 31, 2005 included (i) principal repayments on mortgage loans payable of $302,866, (ii) funds held in escrow of $5,107 and (iii) cash distributions to partners of $199,438.

Net cash used in financing activities of $129,220 for the year ended December 31, 2004 included (i) principal repayments on mortgage loans payable of $275,482, and (ii) funds held in escrow of $146,262.

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at December 31, 2005.

Contractual Obligation	Principal Payment Due by Year
	2006	2007	2008
Mortgage Loans	$328,891	$14,511,612	$0

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements as contemplated by Item 303(c) of Regulation S-B.

Item 7.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

			Page No.
1.	Financial Statements:
	Concord Milestone Plus, L.P.
	1.	Report of Independent Registered Public Accounting Firm	19
	2.	Balance Sheets, December 31, 2005 and December 31, 2004	20
	3.	Statements of Revenues and Expenses for the Years Ended December 31, 2005 and 2004	21
	4.	Statements of Changes in Partners' Capital for the Years Ended December 31, 2005 and 2004	22
	5.	Statements of Cash Flows for the Years Ended December 31, 2005 and 2004	23
	6.	Notes to Financial Statements	24
2.	Financial Statements:
	CM Plus Corporation
	1.	Report of Independent Registered Public Accounting Firm	31
	2.	Balance Sheets, December 31, 2005 and December 31, 2004	32
	3.	Notes to Balance Sheets	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of CM Plus Corporation, General Partner of
Concord Milestone Plus, L.P.

We have audited the accompanying balance sheets of Concord Milestone Plus, L.P. (the ‘‘Partnership’’) as of December 31, 2005 and 2004, and the related statements of revenues and expenses, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P. at December 31, 2005 and 2004, and the results of its operations, changes in partners’ capital, and its cash flows for each of the two years in the period ended December 31, 2005, in conformity U.S. generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
March 23, 2006

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2005 and 2004

	December 31, 2005	December 31, 2004
Property:
Building and improvements, at cost	$17,111,777	$16,880,689
Less: accumulated depreciation	10,544,901	9,826,826
Building and improvements, net	6,566,876	7,053,863
Land, at cost	10,987,034	10,987,034
Property, net	17,553,910	18,040,897
Cash and cash equivalents	1,707,023	1,468,442
Accounts receivable, net	168,632	140,192
Restricted cash	88,797	93,904
Debt financing costs, net	54,834	86,168
Prepaid expenses and other assets, net	49,688	43,924
Total assets	$19,622,884	$19,873,527
Liabilities:
Mortgage loans payable	$14,840,503	$15,143,369
Accrued interest	104,359	106,487
Deposits	152,859	121,714
Accrued expenses and other liabilities	245,324	187,953
Accrued expenses payable to affiliates	2,712	0
Total liabilities	15,345,757	15,559,523
Commitments and Contingencies Partners’ capital:
General partner	(79,793)	(79,425)
Limited partners:
Class A Interests, 1,518,800	4,356,920	4,393,429
Class B Interests, 2,111,072	—	—
Total partners’ capital	4,277,127	4,314,004
Total liabilities and partners’ capital	$19,622,884	$19,873,527

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF REVENUES AND EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	December 31, 2005	December 31, 2004
Revenues:
Rent	$2,876,770	$2,865,703
Reimbursed expenses	777,708	627,856
Interest and other income	47,521	33,005
Total revenues	3,701,999	3,526,564
Expenses:
Interest expense	1,240,283	1,269,814
Depreciation and amortization	756,740	758,193
Management and property expenses	1,116,029	1,037,016
Administrative and management fees to related party	235,423	221,691
Professional fees and other expenses	190,963	122,212
Total expenses	3,539,438	3,408,926
Net income	$162,561	$117,638
Net income attributable to:
Limited partners	160,935	116,462
General partner	1,626	1,176
Net income	$162,561	$117,638
Income per weighted average Limited Partnership 100 Class A Interests outstanding, basic and diluted	$10.70	$7.75
Distributions per weighted average Limited Partnership 100 Class A Interests outstanding	$13.14	$—
Weighted average number of 100 Class A interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	Total	General Partner	Class A Interests	Class B Interests
PARTNERS’ CAPITAL (DEFICIT)
January 1, 2004	$4,196,366	$(80,601)	$4,276,967	—
Net Income	117,638	1,176	116,462	—
PARTNERS’ CAPITAL (DEFICIT)
December 31, 2004	4,314,004	(79,425)	4,393,429	—
1st Quarter 2005 Distribution	(49,399)	(494)	(48,905)	—
2nd Quarter 2005 Distribution	(50,013)	(500)	(49,513)	—
3rd Quarter 2005 Distribution	(50,013)	(500)	(49,513)	—
4th Quarter 2005 Distribution	(50,013)	(500)	(49,513)	—
Net Income	162,561	1,626	160,935	—
PARTNERS’ CAPITAL (DEFICIT)
December 31, 2005	$4,277,127	$(79,793)	$4,356,920	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162,561	$117,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	756,740	758,193
Change in operating assets and liabilities:
(Increase) in accounts receivable, net	(28,440)	(307)
(Increase) in prepaid expenses and other assets, net	(13,095)	(1,370)
Decrease in accrued interest	(2,128)	(0)
Increase (decrease) in accrued expenses, and other liabilities	88,516	(74,933)
Increase (decrease) in accrued expenses payable to affiliates	2,712	(1,296)
Net cash provided by operating activities	966,866	797,925
CASH FLOWS FROM INVESTING ACTIVITIES:
Property improvements	(231,088)	(107,399)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	5,107	146,262
Principal repayments on mortgage loans payable	(302,866)	(275,482)
Distribution to Partners	(199,438)	0
Net cash used in financing activities	(497,197)	(129,220)
NET INCREASE IN CASH AND CASH EQUIVALENTS	238,581	561,306
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,468,442	907,136
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,707,023	$1,468,442
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,242,411	$1,269,814

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

1.    Organization and Capitalization

Concord Milestone Plus, L.P., a Delaware limited partnership (the ‘‘Partnership’’), was formed on December 12, 1986, to invest in existing income-producing commercial and industrial real estate, such as shopping centers, office buildings, free-standing commercial warehouses and distribution centers. Currently, the Partnership owns and operates three shopping centers (the ‘‘Properties’’), one located in Searcy, Arkansas (the ‘‘Searcy Property’’), one located in Valencia, California (the ‘‘Valencia Property’’) and one located in Green Valley, Arizona (the ‘‘Green Valley Property’’).

The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership's real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of the Partnership's Escalating Rate Collateralized Mortgage Bonds (the ‘‘Bonds’’) due November 30, 1997 and 36 Class B Interests of the Partnership (‘‘Class B Interests’’), each such interest representing an assignment of one Class B Limited Partnership Interest held by CMP Beneficial Corp., a Delaware corporation (the ‘‘Assignor’’), an affiliate of the General Partner, under the Amended and Restated Agreement of Limited Partnership of the Partnership Agreement (the ‘‘Partnership Agreement’’). Each Equity Unit consisted of 100 Class A Interests (‘‘Class A Interests’’) of the Partnership, each interest representing an assignment of one Class A Limited Partnership Interest held by the Assignor under the Partnership Agreement, and 100 Class B Interests.

2.    Summary of Significant Accounting Policies

Basis of Accounting, Fiscal Year

The Partnership’s financial statements are prepared following accounting principles generally accepted in the United States of America (‘‘GAAP’’). The Partnership's tax records are maintained on the accrual basis of accounting. Its fiscal year is the calendar year.

Cash and Cash Equivalents

The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership occasionally maintains cash balances in financial institutions in excess of the federally insured limits.

Revenue Recognition and Credit Risks

Rental income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Reimbursed expenses represent a portion of property operating expense billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expenses subject to reimbursement are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenues (‘‘percentage rent’’) is accrued when a tenant reports sales that exceed a specified amount.

Management analyzes and adjusts the allowance for doubtful accounts based on estimated collectibility. Management determines that an account needs to be allowanced depending on the aging of the individual balances receivable, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the tenants. The Partnership identifies past due accounts receivable and invoices the related tenants for finance charges, which are included in the accounts receivable. Accounts receivable are written off in the fiscal year when all legal collection procedures have been exhausted. At December 31, 2005, the allowance for doubtful accounts receivable totaled $5,905. There was no allowance for doubtful accounts receivable at December 31, 2004.

Property

Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements and other depreciable assets are carried at cost, and depreciated on a straight-line basis using an estimated useful life of 2 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the lease. Total depreciation expense was $718,075, and $719,472 in 2005 and 2004, respectively. Expenditures for routine maintenance and repairs are charged to expense as incurred.

The Partnership individually reviews each of its Properties for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when the carrying amount of a property exceeds its fair value. An impairment loss is recognized if the carrying amount is not recoverable and exceeds fair value. The carrying amount of a property is not recoverable if it exceeds the sum of future net undiscounted cash flows expected from the property. No write downs for impairment of property investments were recorded in 2005 and 2004.

The determination of a property’s fair value is based not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators specific to each property. The Partnership believes that the estimates and assumptions used are appropriate in evaluating the recoverability of the carrying amount of the Partnership’s Properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their carrying value. Such changes may also require future impairment write-downs in accordance with accounting rules.

Income Taxes

The Partnership makes no provision for income taxes because all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership's net assets and liabilities are $3,860,187 and $3,668,823 higher than the amounts reported for financial statement purposes at December 31, 2005 and 2004, respectively, due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes and the write-down of property during 1993 and 1994 for financial reporting purposes.

Debt Financing Costs

The costs to obtain the Mortgage Loans (see Note 6) were capitalized and are being amortized over the term of such mortgages using the effective interest method. The accumulated amortization of the debt financing costs was $258,503 and $227,169 at December 31, 2005 and 2004, respectively.

Income Per Class A Interest

The Partnership follows the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No.128, ‘‘Earnings per Share’’. SFAS No.128 requires a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. The Partnership has no dilutive interests. Income per Class A Interest amounts are computed by dividing net income allocable to the limited partners by the weighted average number of 100 Class A Interests outstanding during the year.

Statement of Comprehensive Income

A statement of comprehensive income has not been included per SFAS No.130, ‘‘Reporting Comprehensive Income’’, as the Partnership has no items of other comprehensive income. Comprehensive income is the same as net income for each period presented.

Statement of Disclosures about Segments of an Enterprise and Related Information

SFAS No.131, ‘‘Disclosures about Segments of an Enterprise and Related Information,’’ establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Partnership’s operations are within one reportable segment.

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

Recently Issued Accounting Pronouncement

In February 2006, the FASB issued SFAS No. 155 ‘‘Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140’’. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, ‘‘Application of Statement 133 to Beneficial Interests in Securitized Financial Assets’’. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that SFAS 154 will have no significant effect on the financial position, results of operations, and cash flows of the Partnership.

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3’’ which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that SFAS 154 will have no significant effect on the financial position, results of operations, and cash flows of the Partnership.

3.    Partnership Agreement

Pursuant to the terms of the Partnership Agreement, the general partner of the Partnership, CM Plus Corporation, a Delaware corporation (the ‘‘General Partner’’), is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The General Partner is wholly owned by Milestone Properties, Inc. (‘‘MPI’’). Holders of Class A Interests and Class B Interests are not liable for expenses, liabilities or obligations of the Partnership beyond the amount of their contributed capital.

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

Minimum base rental income under non-cancelable tenant lease agreements, having lease terms expiring from one to eight years, at December 31, 2005 are as follows:

December 31	Year Ended Amount
2006	$2,454,166
2007	1,625,553
2008	1,110,093
2009	686,444
2010	515,243
Thereafter	361,146
Total	$6,752,645

The above table does not include contingent rental amounts. The total contingent rentals received in 2005 and 2004, were $153,186 and $185,258, respectively. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant’s gross receipts above fixed minimum amounts and/or reimbursement of all or a portion of the tenant’s pro rata share of real estate taxes, insurance and common area maintenance expenses.

Albertson’s, Inc. generated 10.80% and 10.33% of total revenue of the Partnership in 2005 and 2004. Albertson’s is the principal anchor tenant at the Valencia Property, and as further described in note 8, This space represents about 30% of the Valencia Property’s leaseable area. Albertson’s vacated its space in July 2005. Pursuant to its lease, Albertson’s is obligated to continue to pay its monthly rent and honor the terms of the lease agreement until its expiration date in June 2006. The vacancy of the Albertson’s space could have an immediate near-term severe impact on the Company’s financial position and results of operations due to the loss of the rent income from the Partnership largest tenant. In addition, the vacant anchor tenant space could also impair the Partnership’s ability to retain existing tenants or attract new tenants at the Valencia Property, potentially further reducing future rent income.

5.    Related Party Transactions

The Partnership pays fees to Milestone Property Management, Inc. (‘‘MPMI’’), an affiliate of the General Partner and a subsidiary of MPI, for customary property management services (‘‘Management Fees’’) equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. Management Fees incurred for the years ended December 31, 2005 and 2004 were $155,593 and $149,372, respectively.

The Partnership paid or accrued $79,818 to MPI, the parent of the General Partner, for administrative services for the year ended December 31, 2005. For the year ended December 31, 2004, the Partnership paid or accrued $72,319 to MPI, for administrative and management fees.

6.    Mortgage Loans Payable

As of September 30, 1997, the Partnership closed three fixed rate first mortgage loans (the ‘‘Mortgage Loans’’) in the initial principal amounts of $2,865,000 (Searcy), $8,445,000 (Valencia) and $5,400,000 (Green Valley). All three Mortgage Loans are secured by cross-collateralized first mortgages on the Partnership’s shopping centers.

The Mortgage Loans and related terms at December 31, 2005 are summarized as follows:

Property/Location	Outstanding Principal Balance at December 31, 2005	Fixed Annual Interest Rate %	Monthly Payments of Principal and Interest
Searcy, AR	$2,592,377	8.125	$21,640
Valencia, CA	7,350,048	8.125	65,881
Green Valley, AZ	4,898,078	8.250	41,252
Total	$14,840,503		$128,773

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

The scheduled principal payments of the Mortgage Loans at December 31, 2005 are as follows:

Year Ending December 31	Amount
2006	$328,891
2007	14,511,612
Total	$14,840,503

The General Partner of the Partnership guarantees certain limited recourse obligations under the Mortgage Loans.

7.    Fair Value of Financial Instruments

The following estimated fair values were determined by the Partnership using available market information and valuation methodologies considered appropriate by management. However, considerable judgment is necessary to interpret and apply market data to develop specific fair value estimates for given financial instruments, and the use of different market assumptions and/or estimation methodologies could have a material effect on reported fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the Partnership’s financial instruments.

Cash and cash equivalents, accounts receivable and accrued expenses and other liabilities are reflected in the balance sheets at cost, which is considered by management to reasonably approximate fair value due to their short term nature.

The Partnership estimates the fair value of its long term fixed rate Mortgage Loans generally using discounted cash flow analysis based on current rates for similar types of debt. At December 31, 2005, the fair value of the Mortgage Loans was estimated to be $15,187,649 compared to a carrying value amount of $14,840,503. The fair value estimates presented herein are based on information available as of December 31, 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive re-evaluation of all of the mortgage loans has not been performed for purposes of these financial statement disclosures.

8.    Commitments and Contingencies

Albertson’s, the principal anchor tenant at the Valencia Property, vacated its space at the Valencia Property in July, 2005. This space represents about 30% of the Valencia Property’s leaseable area. Their lease is scheduled to expire in June 2006. Pursuant to its lease, Albertson’s is obligated to continue to pay its monthly rent and honor the terms of the lease agreement until its expiration date. The Partnership has signed a lease with a replacement supermarket but the lease is not yet effective and is contingent upon, among other things, the approval of the tenant’s building plans by the City of Valencia. Many of the tenants at the Valencia Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Albertson’s space or of the occupancy of such space by a new anchor tenant, once a new one is obtained. In the short term, however, the vacancy of the Albertson’s space could have a material adverse effect on the results of operations at the Valencia Property by impairing the Partnership’s ability to retain other tenants or to renew their leases on favorable terms, by reducing the traffic at the Valencia Property and negatively affecting percentage rents. If the replacement supermarket lease does not become effective, due to the failure of the therein stated contingencies, then the Partnership will incur expenses in leasing the Albertson’s space to a new tenant and cannot predict how soon such space may be leased and the terms of such new lease.

Abco, the former principal anchor tenant at the Green Valley Property vacated its space in May, 1999. This space represents about 20% of the Green Valley Property’s leaseable area. The Partnership has retained a succession of several regional real estate brokerage firms to help market the space. A new Safeway Supermarket near the Green Valley Property that was built in 2002 has effectively negated the potential of a supermarket as a replacement tenant for the former Abco tenant. In March 2003, a lease was executed with Family Dollar, Inc. for 9,571 of the 38,983 total square footage formerly leased by Abco. The Partnership delivered the premises to Family Dollar in June 2003 and the lease was effective beginning August 2003. In conjunction with the work performed in preparing the building to be subdivided and to accommodate Family Dollar, an approximate 3,528 square foot area was reconfigured since it restricted the visibility of the remaining vacant space. This amount of square footage is no longer leaseable. The Partnership has not identified a potential tenant for the remaining 25,884 square feet, and the Partnership does not know what effect, if any, this vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property. Many of the tenants at the Green Valley Property have initial lease terms of less than two years. The Partnership will incur expenses in releasing the remaining vacant Abco space and cannot predict how soon such space will be leased and the terms of such new lease or leases. To date, the vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership’s ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the remaining Abco space vacancy won’t cause existing tenants to leave, or won’t cause tenant renewals to be at lower rental rates. The General Partner can not guarantee that the tenants with leases expiring in 2006 and in future years will renew such leases at the current rate or at all.

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

From time to time, the Partnership is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Partnership. At December 31, 2005, management believes that any such outstanding issues can be resolved without significantly impairing the financial condition of the Partnership.

9.    Subsequent Event

On January 20, 2006, the Partnership made a cash distribution of $50,000 of which $49,500 was paid to the holders of Class A Interests and $500 was payable to the General Partner.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of CM Plus Corporation

We have audited the accompanying balance sheets of CM Plus Corporation (the ‘‘Corporation’’), as of December 31, 2005 and 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the balance sheets based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of CM Plus Corporation at December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.

Certified Public Accountants

Pompano Beach, Florida
March 23, 2006

CM PLUS CORPORATION
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
Assets:
Cash and cash equivalents	$4,112	$3,834
Total Assets	$4,112	$3,834
Liabilities and Stockholder’s Deficit:
Investment deficit in Partnership	$79,793	$79,424
Commitments and Contingencies
Stockholder’s Deficit:
Common Stock, no par value; 3,000 shares authorized; 1,100 shares issued and outstanding	11,000	11,000
Distributions due from Partnership	(1,500)	0
Accumulated Deficit	(85,181)	(86,590)
Total stockholder’s deficit	(75,681)	(75,590)
Total liabilities and stockholder’s deficit	$4,112	$3,834

See Accompanying Notes to Balance Sheets

CM PLUS CORPORATION
NOTES TO BALANCE SHEETS

December 31, 2005 and 2004

1.     Organization and Basis Of Presentation

CM Plus Corporation (the ‘‘Corporation’’), a Delaware corporation, was formed on December 2, 1986, to act as the general partner for Concord Milestone Plus, L.P. (the ‘‘Partnership’’) and in that regard the purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware. The Corporation is wholly owned by Milestone Properties, Inc.

The Corporation’s balance sheet is prepared following accounting principles generally accepted in the United States of America (‘‘GAAP’’). Its fiscal year is the calendar year.

The preparation of the balance sheet in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could materially differ from those estimates.

2.    Summary of Significant Accounting Policies

Accounting for the Investment in a Partnership

Since December 12, 1986, the Corporation has owned an approximately 1% interest in the Partnership as general partner. In accordance with applicable accounting principles, the investment is accounted for using the equity method. In accordance with accounting pronouncement EITF Issue No. 04-5, ‘‘Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,’’ the Corporation does not consolidate the Partnership into its separate financial statements, as control is not attributed to the Corporation since a majority of the Limited Partners have substantive participating rights, including the ability to amend the partnership agreement, dissolve the partnership, and replace the General Partner.

Cash and Cash Equivalents

The Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The Corporation accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, ‘‘Accounting for Income Taxes.’’ Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. All deferred tax assets generated by the net operating losses of the Corporation have been offset in their entirety by a valuation allowance.

3.    Investment Deficit In Partnership

The Corporation originally contributed $10,000 to acquire its interest in the Partnership and it has not been required to make any further contributions to capital.

Since inception, the Corporation has recorded net loss from the Partnership, net of distributions received, in the amount of $89,793 as of December 31, 2005, and of $89,424 as of December 31, 2004. The Corporation may be liable to fund this deficit upon the termination or liquidation of the Partnership.

4.    Related Party Transactions

As of December 31, 2005 the Corporation is due $1,500 in cash distributions from the Partnership for the second, third and forth quarters of 2005. These distributions were subsequently paid to the Corporation in March 2006. Total distributions for the year 2005 recorded by the Corporation were $1,994.

5.    Stockholder’s Equity

The Corporation has 3,000 shares of common stock authorized. 1,100 shares were issued for an original investment of $11,000.

6.    Commitment and Contingencies

The Corporation guarantees the payment and performance of the ‘‘Guaranteed Obligations’’ of the Partnership as such term is defined in the mortgages encumbering the Partnership’s properties. The Guaranteed Obligations are the unpaid balance(s) of the debt(s) in the event of (1) any fraud or material misrepresentation by the Partnership or the Corporation in connection with the original securing of certain Partnership mortgage loan(s) or (ii) the Partnership’s failure to make the first full payment of principal and interest due under the note(s). As of December 31, 2005 the outstanding balance of the mortgage debt totaled $14,840,503. The Guaranteed Obligations also include the indemnification of and holding harmless the lender from any loss, cost, damage, expense, claim or other obligation arising out of or in connection with any of the following:

(a)	any breach by the Partnership of the Environmental Agreement (as defined in the Note), including the indemnification provisions contained therein;

(b)	the Partnership’s failure to obtain lender’s prior written consent to (a) any subordinate financing or any other encumbrance on the Partnership’s property (as defined in the Mortgage), or (b) any transfer of the Partnership’s property or majority ownership in Partnership in violation of the mortgage;

(c)	any litigation or other legal proceeding related to the debt that delays or impairs lender’s ability to preserve, enforce or foreclose its lien on the Partnership’s property, including, but not limited to, the filing of a voluntary or involuntary petition concerning the Partnership under the U.S. Bankruptcy Code, in which action a claim, counterclaim, or defense is asserted against lender, other than any litigation or other legal proceeding in which a final, non-appealable judgment for money damages or injunctive relief is entered against lender;

(d)	the Partnership’s failure to pay required taxes, assessments, and insurance premiums payable with respect to the Partnership’s property or to maintain the required escrows therefore, to the extent that monies are not paid by the Partnership in escrow for the payment of such amounts, except for any amounts applicable to the period after foreclosure of lender’s lien on the Partnership’s property, or the delivery by the Partnership of a deed to the Partnership’s property in lieu of foreclosure (which deed has been accepted by lender in writing), or the appointment of a receiver for the Partnership’s property;

(e)	the gross negligence or willful misconduct of the Partnership, its agents, affiliates, officers or employees which causes or results in a diminution, or loss of value, of the Partnership’s property that is not reimbursed by insurance or which gross negligence or willful misconduct exposes lender to claims, liability or costs of defense in any litigation or other legal proceeding;

(f)	the seizure or forfeiture of the Partnership’s property, or any portion thereof, or lender’s interest therein, resulting from criminal wrongdoing by any person or entity other than lender under any federal, state or local law;

(g)	(i) any physical waste of the Partnership’s property caused by the intentional or grossly negligent act(s) or omission(s) of the Partnership, its agents, affiliates, officers and employees, (ii) the failure by the Partnership to maintain, repair or restore any part of the

Partnership’s property as may be required by the applicable mortgage securing such property or any of the other loan documents to the extent of all gross revenues that have been generated by the Partnership’s property following the date which is eighteen (18) months’ prior to notice to the Partnership from lender of such failure to maintain, repair or restore any part of the Partnership’s property and that have not been applied to pay any portion of the debt, reasonable an customary operating expenses and capital expenditures for the Partnership’s property paid to third parties not affiliated (directly or indirectly) with the Partnership, taxes and insurance premiums for the Partnership’s property and escrows deposited with lender, or (iii) the removal or disposal of any portion of the Partnership’s property after an event of default under the loan documents to the extent such the Partnership’s property is not replaced by the Partnership with like property of equivalent value, function and design;

(h)	the misapplication or conversion by the Partnership of any insurance proceeds paid by reason of any loss, damage or destruction to the Partnership’s property; and any awards or amounts received in connection with the condemnation of all or a portion of the Partnership’s property and not used by the Partnership for restoration or repair of the Partnership’s property.

(i)	the Partnership’s failure to pay in accordance with the terms of the applicable mortgage any charges for labor or materials or other charges for work performed or materials furnished prior to foreclosure that can create liens on any portion of the Partnership’s property, to the extent of the amount rightfully claimed by the lien claimant, or found in any legal proceeding to be owed to the lien claimant, and not so paid;

(j)	the Partnership’s failure to deliver any security deposits collected with respect to the Partnership’s property to lender or any other party entitled to receive such security deposits under the loan documents following an event of default; and

(k)	any rents (including advanced or prepaid rents), issues, profits, accounts or other amounts generated by or related to the Partnership’s property attributable to, or accruing after an event of default, which amounts were collected by the Partnership or its property manager and not turned over to the lender or used to pay unaffiliated third parties for reasonable and customary operating expenses and capital expenditures for the Partnership’s property, taxes and insurance premiums with respect to the Partnership’s property and any other amounts required to be paid under the loan documents with respect to the Partnership’s property.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the Partnership’s last two fiscal years, the Partnership’s principal independent accountants did not resign and were not dismissed and no disagreements with such accountants on accounting and financial disclosure occurred.

Item 8A.	Controls and Procedures.

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Partnership in reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Partnership’s management, including the Partnership’s President/Controller, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The President and Controller of CM Plus Corporation, the general partner of the Partnership, have evaluated, in accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934

(the ‘‘Act’’), the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Act) as of the end of the period covered by this report. Based on that evaluation, the President and Controller of CM Plus Corporation have concluded that as of the end of the period covered by this report the Partnership’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in the Partnership’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a – 15 and 15d-15 of the Act that occurred during the Partnership’s last fiscal quarter that has materially affected, or is likely to materially affect, the Partnership’s internal control over financial reporting.

Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the ‘‘S-O Act’’), as modified by subsequent SEC regulatory rulings, requires the Partnership to include an internal control report from management in its Annual Report on Form 10-KSB for the year ended December 31, 2007 and in subsequent Annual Reports thereafter. The internal control report must include the following (i) a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Partnership’s internal control over financial reporting, (iii) management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Partnership’s independent auditors have issued an attestation on management’s assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the S-O Act within the required timeframe, the Partnership and the General Partner will conduct a process to document and evaluate the Partnership’s internal control over financial reporting. The Partnership plans to dedicate internal resources and develop a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes where required, (iii) validate through testing that controls are functioning as documented, and (iv) implementing a continuous reporting and improvement process for internal control over financial reporting. The Partnership expects to evaluate any potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses.

To ensure that the Partnership addresses these issues thoroughly, effectively and in a timely manner, it believes it will need to supplement its internal project team with the services of outside consultants and advisors. The Partnership will conduct a search for and interview outside specialists to assist with its plans to comply with Section 404. Beginning in the second quarter of 2007, the Partnership anticipates that the costs associated with the retention and use of such consultants and advisors could range between $100,000 to $150,000 and will be significant and material to the Partnership.

Item 8B.	Other Information.

None

PART III

Item 9.	Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The names, positions and offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

Name	Age	Position Held	Has Served As a Director and/or Officer Since (1)
Leonard S. Mandor (3)	59	President and Director	December 3, 1986
Robert A. Mandor (3)	54	Vice President and Director	December 3, 1986
Joseph P. Otto	52	Vice President and Secretary	October 3, 1997
Patrick Kirse	37	Treasurer and Controller	October 3, 1997

(1)	Each director and officer of the General Partner and CMP Beneficial Corp. will hold office until the next annual meeting of the General Partner and CMP Beneficial Corp. and until his successor is elected or appointed and qualified.

(2)	The General Partner was incorporated on December 12, 1986 and CMP Beneficial Corp. was incorporated on December 18, 1986.

(3)	Robert A. Mandor and Leonard S. Mandor are brothers.

LEONARD S. MANDOR is the Chairman of the Board, Chief Executive Officer and a Director of MPI and has been associated with Milestone Properties, Inc., the parent of the General Partner (‘‘MPI’’) since its inception in 1989.

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

The Audit Committee of the General Partner acts as the Audit Committee of the Partnership. The Audit Committee of the General Partner is comprised of Patrick. S. Kirse, Gregory McMahon and Steven M. Auerbacher. The Board of Directors of CM Plus Corporation, the general partner of Concord Milestone Plus, L.P., has determined that Gregory McMahon is the independent member of the Audit Committee and serves as its financial expert as such terms are defined by Securities and Exchange Commission.

Code of Ethics

The General Partner, on behalf of the Partnership, has adopted a ‘‘code of ethics’’ as defined by applicable rules of the Securities and Exchange Commission, which is applicable to the principal executive officer, principal financial officer, principal accounting officer and other senior financial officers, directors and employees (and such officers and directors of the General Partner, to the extent they are acting in such capacities for the Partnership). If the Partnership makes any amendments to the code of ethics for its senior officers or directors (and such officers and directors of the General Partner, to the extent they are acting in such capacities for the Partnership) or grants any waivers, including implicit waivers, from a provision of this code to such persons, the Partnership will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission. A copy of the code of ethics can be provided to any persons who request it, without charge. Please send a written request to: Concord Milestone Plus, L.P., attention Patrick Kirse, 200 Congress Park Drive, Suite 205, Delray Beach, FL 33445.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the General Partner's review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during fiscal year ended December 31, 2005.

Item 10.	Executive Compensation.

No officer or director of the Partnership or the General Partner received any direct or indirect compensation from the Partnership during the fiscal year ended December 31, 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Holders Matters.

(a)    The General Partner knows of two beneficial owners of five percent or more of the issued and outstanding Class A Interests. The General Partner knows of three beneficial owners of five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of February 27, 2006.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class*
Class A Interests(1)	Everest Properties II, LLC 155 N Lake Ave, #1000 Pasadena, CA 91101	158,991	10.468	%*
Class A(2)	Sutter Opportunity Fund 3 LLC	50,960	3.355	%*
Interests	1640 School Street Moraga, CA 94556
Class A Interests(2)	SCM Special Fund LLC 1640 School Street Moraga, CA 94556	26,860	1.769	%*
Class A Interests(2)	MPF Flagship Fund 10 LLC 1640 School Street Moraga, CA 94556	4,208	0.277	%*
Class A Interests(2)	MPF NY 2005 LLC 1640 School Street Moraga, CA 94556	1,572	0.104	%*
Class B Interests	The Guardian Life Insurance Company of America 203 Park Avenue South New York, NY 10003	572,292	27.109	%*
Class B Interests(3)	Everest Properties II, LLC 155 N Lake Ave, #1000 Pasadena, CA 91101	159,207	7.542	%*

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class*
Class B Interests(4)	Sutter Opportunity Fund 3 LLC 1640 School Street Moraga, CA 94556	50,960	2.414	%*
Class B Interests(4)	SCM Special Fund LLC 1640 School Street Moraga, CA 94556	26,860	1.272	%*
Class B Interests(4)	MPF Flagship Fund 10 LLC 1640 School Street Moraga, CA 94556	4,208	0.199	%*
Class B Interests(4)	MPF NY 2005 LLC 1640 School Street Moraga, CA 94556	1,572	0.074	%*

*	based on 1,518,800 outstanding Class A Interests as of February 27, 2006 and 2,111,072 outstanding Class B Interests as of February 27, 2006

(1)	To the best of the Partnership’s knowledge, includes 98,068 Class A Interests owned by KM Investments LLC and 60,923 Class A Interests owned by Everest Management LLC. To the best of the Partnership’s knowledge, KM Investments LLC and Everest Management LLC are managed by Everest Properties II, LLC and Everest Properties II, LLC has the authority to vote and dispose of all of the Interests owned by these entities.

(2)	To the best of the Partnership’s knowledge, Sutter Opportunity Fund 3 LLC, SCM Special Fund LLC, MPF Flagship Fund 10 LLC and MPF NY 2005 LLC are all owned by Mackenzie Patterson Fuller LP.

(3)	To the best of the Partnership’s knowledge, includes 98,284 Class B Interests owned by KM Investments LLC and 60,923 Class B Interests owned by Everest Management LLC. To the best of the partnership’s knowledge, KM Investments LLC and Everest Management LLC are managed by Everest Properties II, LLC and Everest Properties II, LLC has the authority to vote and dispose of all of the Interests owned by these entities.

(4)	To the best of the Partnership’s knowledge, Sutter Opportunity Fund 3 LLC, SCM Special Fund LLC, MPF Flagship Fund 10 LLC and MPF NY 2005 LLC are all owned by Mackenzie Patterson Fuller LP.

(b)    The General Partner, together with its affiliates and the officers and directors of the General Partner, own less than 1% of the issued and outstanding Class A Interests and less than 1% of the issued and outstanding Class B Interests.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class*
Class A	Milestone Properties, Inc. 200 Congress Park Drive #103 Delray Beach, FL 33445	400	.0002	%*
Class B	Milestone Properties, Inc. 200 Congress Park Drive #103 Delray Beach, FL 33445	760	.0003	%*

*	based on 1,518,800 outstanding Class A Interests as of February 27, 2006 and 2,111,072 outstanding Class B Interests as of February 27, 2006

The number of shares of common stock, no par value, of MPI beneficially owned by all directors and officers of the General Partner and CMP Beneficial Corp., and all directors and officers of the General Partner and CMP Beneficial Corp. as a group, as of March 1, 2006 is set forth in the following table:

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Leonard S. Mandor	400	54	%*
Robert A. Mandor	267	36	%*
Joseph P. Otto	74	10	%*
Directors and officers as a Group	741	100	%*

*	based on 741 outstanding shares of common stock of MPI as of February 27, 2006.

Item 12.	Certain Relationships and Related Transactions.

See Item 1, ‘‘Business,’’ and Item 5, ‘‘Market for Registrant's Units and Related Security Holders Matters,’’ of this Report.

The Partnership paid or accrued $79,818 during the fiscal year ended December 31, 2005 to MPI, the parent of the General Partner for administrative services rendered to the Partnership and paid or accrued $72,319 during the fiscal year ended December 31, 2004 to MPI for administrative services rendered to the Partnership in that fiscal year. Pursuant to an agreement between MPI and the Partnership, the Partnership reimburses MPI for administrative services provided to the Partnership, such as payroll, accounting, investor services and supplies.

The Partnership paid or accrued $155,593 during the fiscal year ended December 31, 2005 to MPMI for property management fees incurred during that fiscal year. The Partnership paid or accrued $149,372 during the fiscal year ended December 31, 2004 to MPMI for property management fees incurred during that fiscal year. Pursuant to the management agreement between the Partnership and MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant properties for which MPMI performs leasing services, 3 percent for multiple tenant properties for which MPMI does not perform leasing services and 1 percent for single tenant properties. The management fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization; (iii) income derived from interest on investments, security deposits, utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes; (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.

In March 2005, the General Partner and MPI entered into a new administrative services agreement to continue the provision of administrative services by MPI to the General Partner on substantially the same terms as previously agreed.

As of December 31, 2005 the Corporation is due $1,500 in cash distributions from the Partnership for the second, third and forth quarters of 2005. These distributions were subsequently paid to the Corporation in March 2006. Total distributions for the year 2005 recorded by the Corporation were $1,994.

PART IV

Item 13.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit A to the Registrant's Prospectus included as Part I of the Registrant's Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (the ‘‘Registration Statement’’) which was declared effective on April 3, 1987.
3.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P., included as Exhibit 3.2 to Registrant's Form 10-K for the fiscal year ended December 31, 1987 (‘‘1987 Form 10-K’’), which is incorporated herein by reference.
3.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. included as Exhibit 3.3 to the 1987 Form 10-K, which is incorporated herein by reference.
3.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. included as Exhibit 3.4 to the 1987 Form 10-K, which is incorporated herein by reference.
3.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. included as Exhibit 3.5 to the 1987 Form 10-K, which is incorporated herein by reference.
3.6	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. included as Exhibit 3.6 to Registrant's Form 10-K for the fiscal year ended December 31, 1988, (‘‘1998 Form 10-KSB’’), which is incorporated herein by reference.
4.1	Form of certificate evidencing Class A Interests included as Exhibit 4.3 to the 1987 Form 10-K, which is incorporated herein by reference.
4.2	Form of certificate evidencing Class B Interests included as Exhibit 4.4 to the 1987 Form 10-K, which is incorporated herein by reference.
10.1	Property purchase agreements. Incorporated herein by reference to Exhibit 10.1 to the Registration Statement.
10.2	Form of property management agreement. Incorporated herein by reference to Exhibit 10.2 of the Registration Statement.
10.3	First Amendment to Management Agreement by and between Concord Milestone Plus, L.P. and Concord Assets Management, Inc. Incorporated herein by reference to Exhibit 10.3 of the 1988 Form 10-K.
10.4	Second Amendment to Management Agreement by and between Concord Milestone Plus, L.P. and Concord Assets Management, Inc. Incorporated herein by reference to Exhibit 10.4 of the 1988 Form 10-K.
10.5	Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.1 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (the ‘‘September 1997 10-Q’’).

Exhibit Number	Description of Document
10.6	Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.2 of the September 1997 10-Q.
10.7	Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.3 of the September 1997 10-Q.
10.8	Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.4 of the September 1997 10-Q.
10.9	Tenant Occupancy Escrow and Security Agreement, dated September 23, 1997, by and between the Partnership and the Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.5 of the September 1997 10-Q.
10.10	Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.6 of the September 1997 10-Q.
10.11	Mortgage, Deed of Trust and Security Agreement, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.7 of the September 1997 10-Q.
10.12	Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.8 of the September 1997 10-Q.
10.13	Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.9 of the September 1997 10-Q.
10.14	Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.10 of the September 1997 10-Q.
10.15	Deed of Trust, Assignment of leases, and Rents, Security Agreement and Fixture Filing, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.11 of the September 1997 10-Q.
10.16	Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.12 of the September 1997 10-Q.
10.17	Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.13 of the September 1997 10-Q.
10.18	Environmental Escrow and Security Agreement, dated September 23, 1997, by and between the Partnership and the Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.14 of the September 1997 10-Q.

Exhibit Number	Description of Document
14.	Code of Business Conduct and Ethics of Concord Milestone Plus, L.P., included as Exhibit 14 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, which is incorporated herein by reference.
31.1	Certification of Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, dated March [23], 2006.
31.2	Certification of Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, dated March [23], 2006.
32.1	Certification of Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C.§1350, dated March [23], 2006.
32.2	Certification of Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C.§1350,dated March [23], 2006.

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees for services Ahearn, Jasco + Company, P.A. provided during fiscal years 2004 and 2005:

	2005	2004
Audit Fees(1)	$52,900	$43,000
Audit Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0
Total	$52,900	$43,000

(1)	Represents fees for professional services provided in connection with the audit of the Partnership’s annual financial statements (and for the related audit of the General Partner’s Balance Sheets) and review of its quarterly financial statements together with advice on accounting matters that arose during these engagements.

(2)	Represents fees for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership’s financial statements.

(3)	Represents fees for services provided in connection with the Partnership’s domestic tax planning and compliance.

(4)	Represents fees for services provided to the Partnership not otherwise included in the categories above.

The Partnership’s Audit Committee has determined that the provision of non-audit services by Ahearn, Jasco + Company, P.A. is compatible with maintaining Ahearn, Jasco + Company, P.A.’s independence. In accordance with its charter, the Audit Committee approves, in advance, all audit and non-audit services to be provided by Ahearn, Jasco + Company, P.A.

The Audit committee reviews and preapproves the outside auditors policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 23, 2006.

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

By:	/s/ Leonard S. Mandor	March 23, 2006
Leonard S. Mandor President (Principal Executive Officer) and Director of CM Plus Corporation and CMP Beneficial Corp.
By:	/s/ Robert A. Mandor	March 23, 2006
Robert A. Mandor Vice President and Director of CM Plus Corporation and CMP Beneficial Corp.
By:	/s/ Patrick Kirse	March 23, 2006
Patrick Kirse Treasurer and Controller (Principal Accounting Officer) of CM Plus Corporation and CMP Beneficial Corp.