Form 10QSB
period 2006-03-31
CONCORD MILESTONE PLUS L P
filed 2006-05-11
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB
(mark one)

 X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ---------    ---------

                        Commission file number 000-16757

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

Yes   X    No
    -----     -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes        No   X
    -----     -----

As of May 1, 2006, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Transitional small business disclosure format.

Yes        No   X
    -----     -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

Assets:                                       March 31, 2006    December 31,2005
                                              --------------    ----------------
Property:
Building and improvements, at cost               $17,123,777        $17,111,777
Less: accumulated depreciation                    10,724,714         10,544,901
                                                ------------       ------------
Building and improvements, net                     6,399,063          6,566,876
Land, at cost                                     10,987,034         10,987,034
                                                ------------       ------------
Property, net                                     17,386,097         17,553,910

Cash and cash equivalents                          1,882,938          1,707,023
Accounts receivable, net                             187,938            168,632
Restricted cash                                      161,067             88,797
Debt financing costs, net                             47,001             54,834
Prepaid expenses and other assets, net                31,271             49,688
                                                ------------       ------------
      Total assets                               $19,696,312        $19,622,884
                                                ============       ============
Liabilities:
Mortgage loans payable                           $14,756,680        $14,840,503
Accrued interest                                     103,770            104,359
Deposits                                             154,715            152,859
Accrued expenses and other liabilities               304,593            245,324
Accrued expenses payable to affiliates                 3,925              2,712
                                                ------------       ------------
      Total liabilities                           15,323,683         15,345,757
                                                ------------       ------------

Commitments and Contingencies

Partners' capital:
      General partner                                (78,838)           (79,793)
      Limited partners:
         Class A Interests, 1,518,800              4,451,467          4,356,920
         Class B Interests, 2,111,072                      -                  -
                                                ------------       ------------
      Total partners' capital                      4,372,629          4,277,127
                                                ------------       ------------

      Total liabilities and partners' capital    $19,696,312        $19,622,884
                                                ============       ============

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                          March 31,    March 31,
                                                             2006        2005
                                                          ---------    ---------
Revenues:
Rent                                                       $758,318     $708,490
Reimbursed expenses                                         170,415      264,083
Interest and other income                                    17,137        7,602
                                                           --------     --------

      Total revenues                                        945,870      980,175
                                                           --------     --------

Expenses:
Interest expense                                            301,907      308,170
Depreciation and amortization                               188,793      190,002
Management and property expenses                            233,050      336,821
Administrative and management fees to related party          59,963       59,067
Professional fees and other expenses                         16,655       15,198
                                                           --------     --------

      Total expenses                                        800,368      909,258
                                                           --------     --------

Net income                                                 $145,502      $70,917
                                                           ========     ========

Net income attributable to:

      Limited partners                                     $144,047      $70,208
      General partner                                         1,455          709
                                                           --------     --------

Net income                                                 $145,502      $70,917
                                                           ========     ========

Income per weighted average
Limited Partnership 100 Class A Interests outstanding         $9.58        $4.67
                                                              =====        =====

Distribution per weighted average Limited Partnership
100 Class A Interests outstanding                             $3.30        $3.25
                                                              =====        =====

Weighted average number of 100
Class A Interests outstanding                                15,188       15,188
                                                           ========     ========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                       GENERAL         CLASS A          CLASS B
                                           TOTAL       PARTNER        INTERESTS       INTERESTS
                                           -----       -------        ---------       ---------

PARTNERS' CAPITAL (DEFICIT)
           January 1, 2006            $4,277,127      $(79,793)      $4,356,920       $       -
                                     -----------      --------      -----------       ---------

1st Quarter 2006 Distribution            (50,000)         (500)         (49,500)              -
Net Income                               145,502         1,455          144,047               -
                                     -----------      --------      -----------       ---------

PARTNERS' CAPITAL (DEFICIT)
           March 31, 2006             $4,372,629      $(78,838)      $4,451,467               -
                                     ===========      ========      ===========       =========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                            March 31, 2006      March 31, 2005
                                                                            --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $145,502             $70,917
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                             188,793             190,001
         Change in operating assets and liabilities:
         (Increase) in accounts receivable                                         (19,306)           (107,598)
         Decrease in prepaid expenses and other assets, net                         17,270              18,214
         (Decrease) in accrued interest                                               (589)               (545)
         Increase (decrease) in accrued expenses and other liabilities              61,125              (1,389)
         Increase in accrued expenses payable to affiliates                          1,213               4,595
                                                                                ----------          ----------

Net cash provided by operating activities                                          394,008             174,195
                                                                                ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITY:
         Property improvements                                                     (12,000)             (6,676)
                                                                                ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         (Increase) in restricted cash                                             (72,270)            (11,271)
         Principal repayments on mortgage loans payable                            (83,823)            (77,604)
         Cash distributions to partners                                            (50,000)            (49,425)
                                                                                ----------          ----------
Net cash used in financing activities                                             (206,093)           (138,300)
                                                                                ----------          ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          175,915              29,219

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                     1,707,023           1,468,442
                                                                                ----------          ----------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                                          $1,882,938          $1,497,661
                                                                                ==========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:

Cash paid during the period for interest                                          $302,496            $308,715
                                                                                ==========          ==========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended March 31, 2006 and 2005 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-KSB for the year ended December 31, 2005.

SUBSEQUENT EVENT
----------------

         The General Partner has resolved to make a cash distribution equal to
$0.0326 per Class A Interest to be paid to the holders of Class A Interests as of March 31, 2006 in May 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

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

RESULTS OF OPERATIONS
---------------------
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 TO THREE MONTHS ENDED
MARCH 31,2005
---------------------------------------------------------------------

         The Partnership recognized a net income of $145,502 for the three months ended March 31, 2006 as compared to a net income of $70,917 for the same period in 2005. The increase is primarily due to the following factors:

         A decrease in expenses of $108,890 or 12.0%, to $800,368 for the three months ended March 31, 2006 as compared to $909,258 for the three months ended
March 31, 2005. The decrease is primarily due to a decrease in management and property expenses of $103,771 due to a decrease in parking lot repairs.

         The decrease in expenses was offset by a decrease in revenue of $34,305 or 3.5%, to $945,870 for the three months ended March 31, 2006 as compared to
$980,175 for the three months ended March 31, 2005. The net decrease is primarily due to a decrease in reimbursed expenses of $93,668, offset by an increase in base rent of $49,828 due to decreases in common area maintenance reimbursed expenses and increases in base rent at the Green Valley and Valencia properties.

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

         Albertson's, the principal anchor tenant at the Valencia Property, vacated its space at the Valencia Property in July, 2005. This space represents about 30% of the Valencia Property's leaseable area. Their lease is scheduled to expire in June 2006. Pursuant to its lease, Albertson's is obligated to continue to pay its monthly rent and honor the terms of the lease agreement until its expiration date. The Partnership has signed a lease with a replacement supermarket but the lease is not yet effective and is contingent upon, among other things, the approval of the tenant's building plans by the City of
Valencia. The tenant's building plans have been submitted to the City of
Valencia and are currently being reviewed. Many of the tenants at the Valencia
Property have short term leases. It is not possible to determine the long-term effects of the vacancy of the Albertson's space or of the occupancy of such space by a new anchor tenant, once a new one is obtained. In the short term, however, the vacancy of the Albertson's space could have a material adverse effect on the results of operations at the Valencia Property by impairing the
Partnership's ability to retain other tenants or to renew their leases on favorable terms, by reducing the traffic at the Valencia Property and negatively affecting percentage rents. If the replacement supermarket lease does not become effective due to the contingencies provided for in the lease, the Partnership will incur expenses in leasing the Albertson's space to a new tenant and cannot predict how soon such space could be leased or the terms of any new lease.

         The Partnership has made distributions to its partners in the past.
Distributions were suspended after the second quarter of 1999 and resumed in the first quarter of 2005. A distribution of $50,000 was paid during January 2006, and an additional distribution of $50,000 is intended to be made in May 2006.
The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership. As described above, the
Albertson's lease expires in June 2006, and the cessation of the cash flow from this anchor tenant's lease, if not replaced, may impair the ability of the
Partnership to continue to pay quarterly distributions.

         Management is not aware of any other significant trends, events, commitments for capital expenditures or

uncertainties that will or are likely to materially impact the Partnership's liquidity.

         The cash on hand at March 31, 2006 may be used for (a) the capital improvement requirements of the Partnership's properties, (b) the May 2006 distribution to partners of $50,000 and future distributions, and (c) for other general Partnership purposes, including the costs of leasing vacant or soon to be vacant space, costs of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and other regulatory and public company costs.

         Net cash provided by operating activities of $394,008 for the three months ended March 31, 2006 included (i) net income of $145,502, (ii) non-cash adjustments of $188,793 for depreciation and amortization expense, and (iii) a net change in operating assets and liabilities of $59,713.

         Net cash provided by operating activities of $174,195 for the three months ended March 31, 2005 included (i) net income of $70,917, (ii) non cash adjustments of $190,001 for depreciation and amortization expense, and (iii) a net change in operating assets and liabilities of $86,723.

         Net cash used in investing activities of $12,000 for the three months ended March 31, 2006 was for capital expenditures for property improvements.

         Net cash used in investing activities of $6,676 for the three months ended March 31, 2005 was for capital expenditures for property improvements.

         Net cash used in financing activities of $206,093 for the three months ended March 31, 2006 included (i) principal repayments on mortgage loans payable of $83,823, (ii) an increase in restricted cash of $72,270, and (iii) cash distributions to partners of $50,000.

         Net cash used in financing activities of $138,300 for the three months ended March 31, 2005 included (i) principal repayments on mortgage loans payable of $77,604, (ii) an increase in restricted cash of $11,271, and (iii) cash distributions to partners of $49,425.

         The Partnership has received an unsolicited letter from a third party expressing such party's interest in purchasing the Green Valley Property. The
Partnership has engaged in discussions with such party. Such discussions have included, among other things, clarifying to the third party that the size of the
Green Valley Property is less than what such party originally assumed in its original letter, the valuation of the Green Valley Property and the time frames for the purchaser's feasibility studies and financing contingencies. There can be no assurance that any such discussions will result in a contract for sale, or that a sale of the Green Valley Property will be consummated or how much the
Partnership will actually realize in the event that the Green Valley Property is sold.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

         The Partnership has no off-balance sheet arrangements as contemplated by Item 303(c) of Rule S-B.

ITEM 3. CONTROLS AND PROCEDURES.
--------------------------------

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

PART II - OTHER INFORMATION
---------------------------

ITEM 5. OTHER INFORMATION
-------------------------

         On April 25, 2006, SCM Special Fund, LLC; MPF-NY 2005, LLC; MPF
Flagship Fund 10, LLC; Sutter Opportunity Fund 3, LLC; MPF Dewaay Premier Fund
3, LLC; MPF Blue Ridge Fund I, LLC; MacKenzie Patterson Special Fund 6, LLC;
MacKenzie Patterson Special Fund 6-A, LLC; MPF Blue Ridge Fund II, LLC; MP Value
Fund 7, LLC; MPF Dewaay Premier Fund 2, LLC; MPF Flagship Fund 11, LLC;
Accelerated High Yield Institutional Investors, Ltd., LP; and MacKenzie
Patterson Fuller, LP (collectively, the "Purchasers") disclosed in a Tender
Offer Statement on Schedule TO filed with the Securities and Exchange Commission
(the "SEC") their offer (the "Tender Offer") to purchase any and/or all of the outstanding units of interests in the Partnership, each unit consisting of one
Class A Interest and one Class B Interest (each, a "Unit"), for a purchase price of $5.00 per Unit, subject to reduction for certain distributions. The deadline to accept the Tender Offer is May 25, 2006, unless extended by the Purchasers.
The Partnership has decided to remain neutral as to the Tender Offer and filed a
Schedule 14D-9 with the SEC on May 8, 2006. Among other things, the Partnership pointed out the restrictions on transfers in its partnership agreement that are intended to prevent a termination of the Partnership for federal income tax purposes. These restrictions would limit the number of Units that the Purchasers may acquire in the Tender Offer. The Schedule TO filed with the SEC by the
Purchasers and the Schedule 14D-9 filed with the SEC by the Partnership are available on the SEC's website at www.sec.gov.

ITEM 6. EXHIBITS
----------------

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

                                       10

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    May 9, 2006                         CONCORD MILESTONE PLUS, L.P.
       --------------                        ----------------------------
                                                     (Registrant)

                                             BY:   CM PLUS CORPORATION
                                                   -------------------
                                                   General Partner

                                             By:   /S/ Leonard Mandor
                                                   ------------------
                                                   Leonard Mandor
                                                   President

                                       11