Form 10QSB
period 2006-06-30
CONCORD MILESTONE PLUS L P
filed 2006-08-11
CIK 808460

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB
(mark one)

 X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

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
                               -------------------
                            Issuer's Telephone Number

Check whether the issuer (1) has filed all reports to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ----     ----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes       No   X
    ---      ----

As of August 2, 2006, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Transitional small business disclosure format.

Yes       No X
    ----    ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                 JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

Assets:                                                         June 30, 2006         December 31, 2005
                                                                -------------         -----------------

Property:
Building and improvements, at cost                               $17,175,918               $17,111,777
Less: accumulated depreciation                                    10,894,805                10,544,901
                                                                  ----------                ----------
Building and improvements, net                                     6,281,113                 6,566,876
Land, at cost                                                     10,987,034                10,987,034
                                                                  ----------                ----------
Property, net                                                     17,268,147                17,553,910

Cash and cash equivalents                                          1,930,873                 1,707,023
Accounts receivable, net                                             190,619                   168,632
Restricted cash                                                       84,446                    88,797
Debt financing costs, net                                             39,167                    54,834
Prepaid expenses and other assets, net                                 5,827                    49,688
                                                                       -----                    ------
         Total assets                                            $19,519,079               $19,622,884
                                                                  ==========                ==========
Liabilities:
Mortgage loans payable                                           $14,677,778               $14,840,503
Accrued interest                                                      99,886                   104,359
Deposits                                                             156,487                   152,859
Accrued expenses and other liabilities                               175,963                   245,324
Accrued expenses payable to affiliates                                 4,407                     2,712
                                                                       -----                  --------
         Total liabilities                                        15,114,521                15,345,757
                                                                  ----------                ----------

Commitments and Contingencies

Partners' capital:
         General partner                                            (78,519)                   (79,793)
         Limited partners:
              Class A Interests, 1,518,800                         4,483,077                 4,356,920
              Class B Interests, 2,111,072                                 -                         -
                                                                   ---------                 ---------
         Total partners' capital                                   4,404,558                 4,277,127
                                                                   ---------                 ---------

         Total liabilities and partners' capital                 $19,519,079               $19,622,884
                                                                  ==========                ==========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                       June 30, 2006             June 30, 2005
                                                                       -------------             -------------

Revenues:
Rent                                                                       $730,618                  $703,064
Reimbursed expenses                                                         161,504                   170,786
Interest and other income                                                    21,527                    10,607
                                                                             ------                    ------

         Total revenues                                                     913,649                   884,457
                                                                            -------                   -------

Expenses:
Interest expense                                                            303,534                   309,997
Depreciation and amortization                                               178,904                   189,340
Management and property expenses                                            250,845                   245,884
Administrative and management fees to related party                          58,232                    57,714
Professional fees and other expenses                                         39,843                    46,832
                                                                             ------                    ------

         Total expenses                                                     831,358                   849,767
                                                                            -------                   -------

Net income                                                                  $82,291                   $34,690
                                                                             ======                    ======

Net income attributable to:

         Limited partners                                                   $81,468                   $34,343
         General partner                                                        823                       347
                                                                                ---                       ---

Net income                                                                  $82,291                   $34,690
                                                                             ======                    ======

Income per weighted average
Limited Partnership 100 Class A Interests outstanding                         $5.42                     $2.28
                                                                               ====                      ====

Distribution per weighted average Limited Partnership
100 Class A Interests outstanding                                             $3.32                    $ 3.26
                                                                               ====                     =====

Weighted average number of 100
Class A Interests outstanding                                                15,188                    15,188
                                                                             ======                    ======

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                     June 30, 2006             June 30, 2005
                                                                     -------------             -------------

Revenues:
Rent                                                                   $1,488,936                $1,411,554
Reimbursed expenses                                                       331,919                   434,869
Interest and other income                                                  38,664                    18,209
                                                                           ------                    ------

         Total revenues                                                 1,859,519                 1,864,632
                                                                        ---------                 ---------

Expenses:
Interest expense                                                          605,441                   618,167
Depreciation and amortization                                             367,697                   379,342
Management and property expenses                                          483,895                   582,705
Administrative and management fees to related party                       118,195                   116,781
Professional fees and other expenses                                       56,498                    62,030
                                                                           ------                    ------

         Total expenses                                                 1,631,726                 1,759,025
                                                                        ---------                 ---------

Net income                                                               $227,793                  $105,607
                                                                          =======                   =======

Net income attributable to:

         Limited partners                                                $225,515                  $104,551
         General partner                                                    2,278                     1,056
                                                                            -----                     -----

Net income                                                               $227,793                  $105,607
                                                                          =======                   =======

Income per weighted average
Limited Partnership 100 Class A Interests outstanding                      $15.00                     $6.95
                                                                            =====                      ====

Distribution per weighted average Limited Partnership
100 Class A Interests outstanding                                          $ 6.61                    $ 6.51
                                                                            =====                     =====

Weighted average number of 100
Class A Interests outstanding                                              15,188                    15,188
                                                                           ======                    ======

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                                                   GENERAL         CLASS A              CLASS B
                                                TOTAL              PARTNER        INTERESTS           INTERESTS
                                                -----              -------        ---------           ---------

PARTNERS' CAPITAL (DEFICIT)
  January 1, 2006                           $4,277,127          $(79,793)        $4,356,920          $        -
                                            ----------          ---------        ----------          ----------

1st Quarter 2006 Distribution                  (50,000)             (500)           (49,500)                  -
2nd Quarter 2006 Distribution                  (50,362)             (504)           (49,858)

Net Income                                     227,793             2,278            225,515                   -
                                               -------             -----            -------          ----------

PARTNERS' CAPITAL (DEFICIT)
  June 30, 2006                             $4,404,558          $ (78,519)       $4,483,077          $        -
                                             =========           ========         =========          ==========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                                        June 30, 2006         June 30, 2005
                                                                                        -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $227,793              $105,607
Adjustments to reconcile net income to net
         Cash provided by operating activities:
         Depreciation and amortization                                                       367,697               379,342
         Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable, net                                     (21,987)               11,336
         Decrease in prepaid expenses and other assets, net                                   41,735                36,427
         (Decrease) in accrued interest                                                       (4,473)               (4,455)
         (Decrease) increase in accrued expenses and other liabilities                       (65,733)               10,559
         Increase in accrued expenses payable to affiliates                                    1,695                 4,559
                                                                                               -----                 -----

Net cash provided by operating activities                                                    546,727               543,375
                                                                                             -------               -------

CASH FLOWS FROM INVESTING ACTIVITY:
         Property improvements                                                               (64,141)             (197,544)
                                                                                             --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Decrease (increase) in restricted cash                                                4,351               (17,070)
         Principal repayments on mortgage loans payable                                     (162,725)             (150,016)
         Cash distributions to partners                                                     (100,362)              (98,938)
                                                                                            ---------             ---------
Net cash used in financing activities                                                       (258,736)             (266,024)
                                                                                            ---------             ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    223,850                79,807

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                               1,707,023             1,468,442
                                                                                           ---------             ---------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                                                    $1,930,873            $1,548,249
                                                                                           =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:

Cash paid during the period for interest                                                    $609,914            $622,622
                                                                                             =======             =======

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item
310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended June 30, 2006 and 2005 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-KSB for the year ended December 31, 2005.

SUBSEQUENT EVENT
----------------

     The General Partner has resolved to make a cash distribution equal to
$0.0326 per Class A Interest to be paid to the holders of Class A Interests as of June 30, 2006 in August 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO
-------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2005
--------------------------------

     The Partnership recognized net income of $82,291 for the three months ended
June 30, 2006 as compared to net income of $34,690 for the same period in 2005.
The increase is primarily due to the following factors:

     An increase in revenues of $29,192 or 3.30%, to $913,649 for the three months ended June 30, 2006 as compared to $884,457 for the three months ended
June 30, 2005 due to an increase in base rent at the Green Valley and Valencia properties in the aggregate amount of $14,600, and an increase of $10,743 in interest income due to higher interest rates.

     A decrease in expenses of $18,409 or 2.16%, to $831,358 for the three months ended June 30, 2006 as compared to $849,767 for the three months ended
June 30, 2005. The decrease is primarily due to a decrease in professional fees of $14,922 and for assets fully depreciated prior to the second quarter of 2006.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO SIX MONTHS ENDED JUNE 30, 2005
------------------------------------------------------------------------------

     The Partnership recognized net income of $227,793 for the six months ended
June 30, 2006 as compared to net income of $105,607 for the same period in 2005.
The increase is primarily due to the following factors:

     A decrease in expenses of $127,299 or 7.24%, to $1,631,726 for the six months ended June 30, 2006 as compared to $1,759,025 for the six months ended
June 30, 2005. The net decrease is primarily due to a decrease in management and property expenses of $98,810 due to a major parking lot repair completed at the
Valencia Property in 2005.

     The effect of the decrease in expenses was partially offset by a decrease in revenue of $5,113 or 0.27%, to $1,859,518 for the six months ended June 30,
2006 as compared to $1,864,632 for the six months ended June 30, 2005. The net decrease is due to a decrease in reimbursed expenses of $102,950, due to decreases in common area maintenance reimbursed expenses, offset by increases in base rent at Valencia and Green Valley properties in the aggregate amount of
$77,360, and an increase of $19,368 in interest income due to higher interest rates.

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

     Albertson's, the principal anchor tenant at the Valencia Property, vacated its space at the Valencia Property in July 2005, prior to the June 2006 expiration of its lease. This space represents about 30% of the Valencia
Property's leaseable area. In December 2005, a lease was executed with Vallarta
Food Enterprises for the space previously leased by Albertson's. Vallarta Food
Enterprises received possession of the premises on July 12, 2006 and in accordance with the lease, paid the Partnership $100,000 at that time. Pursuant to the lease, which has an initial term of 20 years expiring January 2027, rental payments of $26,535 per month will commence in January 2007, with escalations of 10% every 5 years through January 2027. Following the expiration of the initial term of the lease, the lease may be renewed by Vallarta at its option up to four times for additional 5-year periods, with 12% escalations for each additional 5-year renewal period.

     The Partnership has made distributions to its partners in the past.
Distributions were suspended after the second quarter of 1999 and resumed in the first quarter of 2005. A distribution of $50,000 was paid during January 2006 and a distribution of $50,362 was paid during May 2006. An additional distribution of $50,000 is intended to be made in August 2006. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

     Management is not aware of any other significant trends, events, commitments for capital expenditures or uncertainties that will or are likely to materially impact the Partnership's liquidity.

     The cash on hand at June 30, 2006 may be used for (a) the capital improvement requirements of the Partnership's properties, (b) the anticipated
August 2006 distribution to limited partners of $50,000 and future distributions, and (c) for other general Partnership purposes, including the costs of leasing vacant or soon to be vacant space, and costs of compliance with
Section 404 of the Sarbanes-Oxley Act of 2002, and other regulatory and public company costs.

     Net cash provided by operating activities of $546,727 for the six months ended June 30, 2006 included (i) net income of $227,793, (ii) non-cash adjustments of $367,697 for depreciation and amortization expense, and (iii) a net change in operating assets and liabilities of $48,763.

     Net cash provided by operating activities of $543,375 for the six months ended June 30, 2005 included (i) net income of $105,607, (ii) non cash adjustments of $379,342 for depreciation and amortization expense, and (iii) a net change in operating assets and liabilities of $58,426.

     Net cash used in investing activities of $64,141 for the six months ended
June 30, 2006 was for capital expenditures for property improvements.

     Net cash used in investing activities of $197,544 for the six months ended
June 30, 2005 was for capital expenditures for property improvements.

     Net cash used in financing activities of $258,736 for the six months ended
June 30, 2006 included (i) principal repayments on mortgage loans payable of
$162,725, (ii) an increase in restricted cash of $4,351, and (iii) cash distributions to partners of $100,362.

     Net cash used in financing activities of $266,024 for the six months ended
June 30, 2005 included (i) principal repayments on mortgage loans payable of
$150,016, (ii) an increase in restricted cash of $17,070, and (iii) cash distributions to partners of $98,938.

     Previously reported discussions between the Partnership and a third party with respect to the potential sale of the Green Valley property have terminated.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

     The Partnership has no off-balance sheet arrangements as contemplated by
Item 303(c) of Rule S-B.

ITEM 3.  CONTROLS AND PROCEDURES.
-------  ------------------------

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

DATE:    August 7, 2006                      CONCORD MILESTONE PLUS, L.P.
       -----------------                     ----------------------------
                                                (Registrant)

                                         BY: CM PLUS CORPORATION
                                             ----------------------------------
                                             General Partner

                                         By: /S/ Leonard Mandor
                                             ----------------------------------
                                             Leonard Mandor
                                             President

                                       11