Form 10QSB
period 2006-09-30
CONCORD MILESTONE PLUS L P
filed 2006-11-14
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                        Commission file number 000-16757
                                               ---------

                          CONCORD MILESTONE PLUS, L.P.
               --------------------------------------------------
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

Yes [ ]    No [X]

As of November 14, 2006, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Transitional small business disclosure format.

Yes [ ]    No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

              SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

Assets:                                               September 30, 2006     December 31, 2005
                                                      ------------------     -----------------

Property:
Building and improvements, at cost                           $17,211,573           $17,111,777
Less: accumulated depreciation                                11,065,882            10,544,901
                                                             -----------           -----------
Building and improvements, net                                 6,145,691             6,566,876
Land, at cost                                                 10,987,034            10,987,034
                                                             -----------           -----------
Property, net                                                 17,132,725            17,553,910

Cash and cash equivalents                                      1,795,626             1,707,023
Accounts receivable, net                                         138,276               168,632
Restricted cash                                                  135,217                88,797
Debt financing costs, net                                         31,334                54,834
Prepaid expenses and other assets, net                           314,264                49,688
                                                             -----------           -----------
       Total assets                                          $19,547,442           $19,622,884
                                                             ===========           ===========

Liabilities:
Mortgage loans payable                                       $14,597,190           $14,840,503
Accrued interest                                                  99,349               104,359
Deposits                                                         118,531               152,859
Accrued expenses and other liabilities                           332,363               245,324
Accrued expenses payable to affiliates                               430                 2,712
                                                             -----------           -----------
       Total liabilities                                      15,147,863            15,345,757
                                                             -----------           -----------
Commitments and Contingencies

Partners' capital:
       General partner                                           (78,568)              (79,793)
       Limited partners:
            Class A Interests, 1,518,800                       4,478,147             4,356,920
            Class B Interests, 2,111,072                              --                    --
                                                             -----------           -----------
       Total partners' capital                                 4,399,579             4,277,127
                                                             -----------           -----------

       Total liabilities and partners' capital               $19,547,442           $19,622,884
                                                             ===========           ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                      September 30, 2006    September 30, 2005
                                                      ------------------    ------------------

Revenues:
Rent                                                          $2,240,618            $2,150,697
Reimbursed expenses                                              498,098               614,075
Interest and other income                                         63,558                32,710
                                                              ----------            ----------

       Total revenues                                          2,802,274             2,797,482
                                                              ----------            ----------

Expenses:
Interest expense                                                 910,624               930,021
Depreciation and amortization                                    547,255               570,148
Management and property expenses                                 804,486               844,325
Administrative and management fees to related party              177,700               176,461
Professional fees and other expenses                              89,777               117,789
                                                              ----------            ----------

       Total expenses                                          2,529,842             2,638,744
                                                              ----------            ----------

Net income                                                    $  272,432            $  158,738
                                                              ==========            ==========

Net income attributable to:

       Limited partners                                       $  269,708            $  157,150
       General partner                                             2,724                 1,588
                                                              ----------            ----------

Net income                                                    $  272,432            $  158,738
                                                              ==========            ==========

Income per weighted average
Limited Partnership 100 Class A Interests outstanding         $    17.94            $    10.45
                                                              ==========            ==========

Distribution per weighted average Limited Partnership
100 Class A Interests outstanding                             $     9.88            $     9.77
                                                              ==========            ==========

Weighted average number of 100
Class A Interests outstanding                                     15,188                15,188
                                                              ==========            ==========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                      September 30, 2006    September 30, 2005
                                                      ------------------    ------------------

Revenues:
Rent                                                            $751,682              $739,143
Reimbursed expenses                                              166,179               179,206
Interest and other income                                         24,894                14,501
                                                                --------              --------

       Total revenues                                            942,755               932,850
                                                                --------              --------

Expenses:
Interest expense                                                 305,183               311,854
Depreciation and amortization                                    179,558               190,806
Management and property expenses                                 320,591               261,620
Administrative and management fees to related party               59,505                59,680
Professional fees and other expenses                              33,279                55,759
                                                                --------              --------

       Total expenses                                            898,116               879,719
                                                                --------              --------

Net income                                                      $ 44,639              $ 53,131
                                                                ========              ========

Net income attributable to:

       Limited partners                                         $ 44,193              $ 52,599
       General partner                                               446                   532
                                                                --------              --------

Net income                                                      $ 44,639              $ 53,131
                                                                ========              ========

Income per weighted average
Limited Partnership 100 Class A Interests outstanding           $   2.94              $   3.50
                                                                ========              ========

Distribution per weighted average Limited Partnership
100 Class A Interests outstanding                               $   3.27              $   3.26
                                                                ========              ========

Weighted average number of 100
Class A Interests outstanding                                     15,188                15,188
                                                                ========              ========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                    GENERAL       CLASS A         CLASS B
                                      TOTAL         PARTNER      INTERESTS       INTERESTS
                                    ----------     ---------    -----------     -----------

PARTNERS' CAPITAL (DEFICIT)
       January 1, 2006              $4,277,127     $(79,793)    $ 4,356,920     $        --
                                    ----------     --------     -----------     -----------

1st Quarter 2006 Distribution          (50,000)        (500)        (49,500)             --
2nd Quarter 2006 Distribution          (50,362)        (504)        (49,858)
3rd Quarter 2006 Distribution          (49,618)        (495)        (49,123)
Net Income                             272,432        2,724         269,708              --
                                    ----------     --------     -----------     -----------

PARTNERS' CAPITAL (DEFICIT)
       September 30, 2006           $4,399,579     $(78,568)    $ 4,478,147     $        --
                                    ==========     ========     ===========     ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                         September 30, 2006     September 30, 2005
                                                                         ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  272,432             $  158,738
Adjustments to reconcile net income to net
       Cash provided by operating activities:
       Depreciation and amortization                                                547,255                570,148
       Change in operating assets and liabilities:
       Decrease (increase) in accounts receivable, net                               30,356                 (9,993)
       Increase in prepaid expenses and other assets, net                          (267,350)               (22,576)
       Decrease in accrued interest                                                  (5,010)                (4,958)
       Increase in accrued expenses and other liabilities                            52,711                 37,181
       (Decrease) increase in accrued expenses payable to affiliates                 (2,282)                 6,477
                                                                                 ----------             ----------

Net cash provided by operating activities                                           628,112                735,017
                                                                                 ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITY:
       Property improvements                                                        (99,796)              (217,354)
                                                                                 ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase in restricted cash                                                  (46,420)               (71,514)
       Principal repayments on mortgage loans payable                              (243,313)              (223,979)
       Cash distributions to partners                                              (149,980)              (148,438)
                                                                                 ----------             ----------
Net cash used in financing activities                                              (439,713)              (443,931)
                                                                                 ----------             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            88,603                 73,732

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                                        1,707,023              1,468,442
                                                                                 ----------             ----------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                                             $1,795,626             $1,542,174
                                                                                 ==========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:

Cash paid during the period for interest                                         $  915,634             $  934,979
                                                                                 ==========             ==========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

      The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended September 30, 2006 and 2005 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership's financial statements filed on Form 10-KSB for the year ended December 31, 2005.

SUBSEQUENT EVENT

      The General Partner has resolved to make a cash distribution equal to
$0.0326 per Class A Interest to be paid to the holders of Class A Interests as of September 30, 2006 in November 2006.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THREE MONTHS ENDED
SEPTEMBER 30, 2005

      The Partnership recognized net income of $44,639 for the three months ended September 30, 2006, as compared to net income of $53,131 for the same period in 2005. The decrease is primarily due to the following factors:

      An increase in expenses of $18,397 or 2.10%, to $898,116 for the three months ended September 30, 2006, as compared to $879,719 for the three months ended September 30, 2005. The increase is primarily due to increases in management and property expenses of $58,958 for escalating insurance premiums, offset by a decrease of $22,480 in professional fees due to decreases in legal and filing fees, and further offset by assets fully depreciated in previous quarters.

      The increase in expenses was partially offset by an increase in revenues of $9,905 or 1.06%, to $942,755 for the three months ended September 30, 2006, as compared to $932,850 for the three months ended September 30, 2005. The increase in revenues was due to an increase in base rent at the Green Valley and
Valencia properties in the aggregate amount of $12,539, and an increase of
$10,393 in interest income due to higher interest rates, offset by a decrease in reimbursed expenses of $13,027 due to parking lot repairs at Valencia in the three months ended September 30, 2005, with no comparable expenses in same period of 2006.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO NINE MONTHS ENDED
SEPTEMBER 30, 2005

      The Partnership recognized net income of $272,432 for the nine months ended September 30, 2006, as compared to net income of $158,738 for the same period in 2005. The increase is primarily due to the following factors:

      An increase in revenues of $4,792 or 0.18%, to $2,802,274 for the nine months ended September 30, 2006, as compared to $2,797,482 for the nine months ended September 30, 2005 due to an increase in base rent at the Green Valley and
Valencia properties in the aggregate amount of $89,921 and an increase of
$30,848 in interest income due to higher interest rates, offset by decreases in reimbursed common area expenses of $75,000 for parking lot repairs at the
Valencia property and $25,000 for other common area expenses reimbursed in the nine months ended September 30, 2005 with no comparable expenses in same period of 2006, a decrease in real estate tax reimbursed expenses of $29,301 in the
Green Valley and Valencia properties due to a decrease in occupancy in the
Valencia property and credits given for a decrease in taxes expense at the Green
Valley and Valencia properties.

      A decrease in expenses of $108,902 or 4.13%, to $2,529,842 for the nine months ended September 30, 2006, as compared to $2,638,744 for the nine months ended September 30, 2005. The net decrease is primarily due to decreases in management and property expenses of $39,839 due to major parking lot repairs completed at the Valencia Property of $ 90,083 in the nine months ended
September 30, 2005 with no comparable expenses in same period of 2006 offset by increases in insurance premiums of $45,275 and leasing costs of $ 10,192 associated with new leases in 2006 , assets fully depreciated in previous quarters in the aggregate amount of $22,892, and a decrease of professional fees and other expenses in the amount of $28,012 due to decreases in legal and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

      The General Partner believes that the Partnership's expected revenue and working capital are sufficient to meet

the Partnership's current and foreseeable future regular operating requirements, not including obligations to make lump sum payments on the maturing mortgages described below. Nevertheless, because the cash revenues and expenses of the
Partnership will depend on future facts and circumstances relating to the
Partnership's properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur.

      In December 2005, a lease was executed with Vallarta Food Enterprises for the space previously leased by Albertson's. Vallarta Food Enterprises received possession of the premises on July 12, 2006 and in accordance with the lease, paid the Partnership $100,000 which will be realized over the term of the lease as well as leasing costs associated with the lease. Pursuant to the lease, which has an initial term of 20 years expiring January 2027, rental payments of
$26,535 per month will commence in January 2007, with escalations of 10% every 5 years through January 2027. Following the expiration of the initial term of the lease, the lease may be renewed by Vallarta at its option up to four times for additional 5-year periods, with 12% escalations for each additional 5-year renewal period.

      The Partnership has made distributions to its partners in the past.
Distributions were suspended after the second quarter of 1999 and resumed in the first quarter of 2005. A distribution of $50,000 was paid during January 2006 and a distribution of $50,362 was paid during May 2006. A third distribution of
$49,618 was paid in August 2006 and the fourth distribution is intended to be paid in November 2006. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

      The mortgages for all three properties are due and payable on September
30, 2007. The anticipated outstanding principal balances of the respective mortgages at September 30, 2007 are as follows:

                     Property                    Mortgage Payable
                  ---------------           ------------------------
                  Green Valley                   $4,738,095
                  Old Orchard                    $7,003,227
                  Town & Country                 $2,505,980

      The Partnership will seek to refinance one or more of the mortgages and/or sell one or more of the properties to provide it with cash to meet these
obligations.The General Partner of the Partnership believes that the Partnership will be able to satisfy its mortagage loans payable obligations through these actions but no assurance can be made as to whether the Partnership will be able to refinance the mortgages or sell its properties or in the event the
Partnership is able to do so, whether any such refinancing and/or sale would be on terms favorable to the Partnership.

      Management is not aware of any other significant trends, events, commitments for capital expenditures or uncertainties that will or are likely to materially impact the Partnership's liquidity.

      The cash on hand at September 30, 2006 may be used for (a) the capital improvement requirements of the Partnership's properties, (b) the anticipated
November 2006 distribution to its partners of $50,000 and future distributions, and (c) for other general Partnership purposes, including the costs of leasing vacant or soon to be vacant space, and costs of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and other regulatory and public company costs.

      Net cash provided by operating activities of $628,112 for the nine months ended September 30, 2006 included (i) net income of $272,432 (ii) non-cash adjustments of $547,255 for depreciation and amortization expense, and (iii) a net change in operating assets and liabilities of $191,575 which is partially atributable to an increase in prepaid insurance of $ 183,252 offset by an increase in accrued expenses for leasing costs of $ 64,802.

      Net cash provided by operating activities of $735,017 for the nine months ended September 30, 2005 included (i) net income of $158,738, (ii) non cash adjustments of $570,148 for depreciation and amortization expense, and (iii) a net change in operating assets and liabilities of $6,131.

      Net cash used in investing activities of $99,796 for the nine months ended
September 30, 2006 was for capital expenditures for property improvements.

      Net cash used in investing activities of $217,354 for the nine months ended September 30, 2005 was for capital expenditures for property improvements.

      Net cash used in financing activities of $439,713 for the nine months ended September 30, 2006 included (i) principal repayments on mortgage loans payable of $243,313, (ii) an increase in restricted cash of $46,420 and (iii)
cash distributions to partners of $149,980.

      Net cash used in financing activities of $443,931 for the nine months ended September 30, 2005 included (i) principal repayments on mortgage loans payable of $223,979, (ii) an increase in restricted cash of $71,514, and (iii)
cash distributions to partners of $148,438.

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

DATE:   November 14, 2006                        CONCORD MILESTONE PLUS, L.P.
       -------------------                       ----------------------------
                                                         (Registrant)

                                           BY:   CM PLUS CORPORATION
                                                 -------------------
                                                 General Partner

                                           By:   /s/ Leonard Mandor
                                                 -------------------
                                                 Leonard Mandor
                                                 President

