Form 10QSB/A
period 2006-09-30
CONCORD MILESTONE PLUS L P
filed 2006-11-28
CIK 808460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-QSB/A

(mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number 000-16757

                          CONCORD MILESTONE PLUS, L.P.
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                     52-1494615
---------------------------------                   ------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

   200 CONGRESS PARK DRIVE SUITE 205
         DELRAY BEACH, FLORIDA                                  33445
----------------------------------------                  ----------------
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

                                EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-QSB for the quarter ended
September 30, 2006 is being filed solely to correct the Section 906 certification filed as Exhibit 32.2 to the Form 10-QSB, which inadvertently contained incorrect dates. This Form 10-QSB/A does not amend or update the information in such quarterly report in any other way.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

              SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

Assets:                                                  September 30, 2006    December 31, 2005
                                                         ------------------    -----------------

Property:
Building and improvements, at cost                           $   17,211,573       $   17,111,777
Less: accumulated depreciation                                   11,065,882           10,544,901
                                                             --------------       --------------
Building and improvements, net                                    6,145,691            6,566,876
Land, at cost                                                    10,987,034           10,987,034
                                                             --------------       --------------
Property, net                                                    17,132,725           17,553,910

Cash and cash equivalents                                         1,795,626            1,707,023
Accounts receivable, net                                            138,276              168,632
Restricted cash                                                     135,217               88,797
Debt financing costs, net                                            31,334               54,834
Prepaid expenses and other assets, net                              314,264               49,688
                                                             --------------       --------------
         Total assets                                        $   19,547,442       $   19,622,884
                                                             ==============       ==============
Liabilities:
Mortgage loans payable                                       $   14,597,190       $   14,840,503
Accrued interest                                                     99,349              104,359
Deposits                                                            118,531              152,859
Accrued expenses and other liabilities                              332,363              245,324
Accrued expenses payable to affiliates                                  430                2,712
                                                             --------------       --------------
         Total liabilities                                       15,147,863           15,345,757
                                                             --------------       --------------
Commitments and Contingencies

Partners' capital:
         General partner                                            (78,568)             (79,793)
         Limited partners:
              Class A Interests, 1,518,800                        4,478,147            4,356,920
              Class B Interests, 2,111,072                               --                   --
                                                             --------------       --------------
         Total partners' capital                                  4,399,579            4,277,127
                                                             --------------       --------------

         Total liabilities and partners' capital             $   19,547,442       $   19,622,884
                                                             ==============       ==============

                See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                         September 30, 2006   September 30, 2005
                                                         ------------------   ------------------

Revenues:
Rent                                                         $    2,240,618       $    2,150,697
Reimbursed expenses                                                 498,098              614,075
Interest and other income                                            63,558               32,710
                                                             --------------       --------------

         Total revenues                                           2,802,274            2,797,482
                                                             --------------       --------------

Expenses:
Interest expense                                                    910,624              930,021
Depreciation and amortization                                       547,255              570,148
Management and property expenses                                    804,486              844,325
Administrative and management fees to related party                 177,700              176,461
Professional fees and other expenses                                 89,777              117,789
                                                             --------------       --------------

         Total expenses                                           2,529,842            2,638,744
                                                             --------------       --------------

Net income                                                   $      272,432       $      158,738
                                                             ==============       ==============

Net income attributable to:

         Limited partners                                    $      269,708       $      157,150
         General partner                                              2,724                1,588
                                                             --------------       --------------

Net income                                                   $      272,432       $      158,738
                                                             ==============       ==============

Income per weighted average
Limited Partnership 100 Class A Interests outstanding        $        17.94       $        10.45
                                                             ==============       ==============

Distribution per weighted average Limited Partnership
100 Class A Interests outstanding                            $         9.88       $         9.77
                                                             ==============       ==============

Weighted average number of 100
Class A Interests outstanding                                        15,188               15,188
                                                             ==============       ==============

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                       STATEMENTS OF REVENUES AND EXPENSES

                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                         September 30, 2006   September 30, 2005
                                                         ------------------   ------------------

Revenues:
Rent                                                         $      751,682       $      739,143
Reimbursed expenses                                                 166,179              179,206
Interest and other income                                            24,894               14,501
                                                             --------------       --------------

         Total revenues                                             942,755              932,850
                                                             --------------       --------------

Expenses:
Interest expense                                                    305,183              311,854
Depreciation and amortization                                       179,558              190,806
Management and property expenses                                    320,591              261,620
Administrative and management fees to related party                  59,505               59,680
Professional fees and other expenses                                 33,279               55,759
                                                             --------------       --------------

         Total expenses                                             898,116              879,719
                                                             --------------       --------------

Net income                                                   $       44,639       $       53,131
                                                             ==============       ==============

Net income attributable to:

         Limited partners                                    $       44,193       $       52,599
         General partner                                                446                  532
                                                             --------------       --------------

Net income                                                   $       44,639       $       53,131
                                                             ==============       ==============

Income per weighted average
Limited Partnership 100 Class A Interests outstanding        $         2.94       $         3.50
                                                             ==============       ==============

Distribution per weighted average Limited Partnership
100 Class A Interests outstanding                            $         3.27       $         3.26
                                                             ==============       ==============

Weighted average number of 100
Class A Interests outstanding                                        15,188               15,188
                                                             ==============       ==============

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                         GENERAL           CLASS A           CLASS B
                                        TOTAL            PARTNER          INTERESTS         INTERESTS
                                     -----------       -----------       -----------       -----------

PARTNERS' CAPITAL (DEFICIT)
      January 1, 2006                $ 4,277,127       $   (79,793)      $ 4,356,920       $        --
                                     -----------       -----------       -----------       -----------

1st Quarter 2006 Distribution            (50,000)             (500)          (49,500)               --
2nd Quarter 2006 Distribution            (50,362)             (504)          (49,858)
3rd Quarter 2006 Distribution            (49,618)             (495)          (49,123)
Net Income                               272,432             2,724           269,708                --
                                     -----------       -----------       -----------       -----------

PARTNERS' CAPITAL (DEFICIT)
      September 30, 2006             $ 4,399,579       $   (78,568)      $ 4,478,147       $        --
                                     ===========       ===========       ===========       ===========

                 See Accompanying Notes to Financial Statements

                          CONCORD MILESTONE PLUS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                 September 30, 2006   September 30, 2005
                                                                 ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   272,432          $   158,738
Adjustments to reconcile net income to net
         Cash provided by operating activities:
         Depreciation and amortization                                      547,255              570,148
         Change in operating assets and liabilities:
         Decrease (increase) in accounts receivable, net                     30,356               (9,993)
         Increase in prepaid expenses and other assets, net                (267,350)             (22,576)
         Decrease in accrued interest                                        (5,010)              (4,958)
         Increase in accrued expenses and other liabilities                  52,711               37,181
         (Decrease) increase in accrued expenses payable to
           affiliates                                                        (2,282)               6,477
                                                                        -----------          -----------

Net cash provided by operating activities                                   628,112              735,017
                                                                        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITY:
         Property improvements                                              (99,796)            (217,354)
                                                                        -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in restricted cash                                        (46,420)             (71,514)
         Principal repayments on mortgage loans payable                    (243,313)            (223,979)
         Cash distributions to partners                                    (149,980)            (148,438)
                                                                        -----------          -----------
Net cash used in financing activities                                      (439,713)            (443,931)
                                                                        -----------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    88,603               73,732

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                              1,707,023            1,468,442
                                                                        -----------          -----------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                                  $ 1,795,626          $ 1,542,174
                                                                        ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:

Cash paid during the period for interest                                $   915,634          $   934,979
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

               Property                         Mortgage Payable
            --------------                 ---------------------------
            Green Valley                           $4,738,095
            Old Orchard                            $7,003,227
            Town & Country                         $2,505,980

      The Partnership will seek to refinance one or more of the mortgages and/or sell one or more of the properties to provide it with cash to meet these obligations. The General Partner of the Partnership believes that the
Partnerhisp will be able to satisfy its mortagage loans payable obligations through these actions, but no assurance can be made as to whether the
Partnership will be able to refinance the mortgages or sell its properties or in the event the Partnership is able to do so, whether any such refinancing and/or sale would be on terms favorable to the Partnership.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

      Number      Description of Document
      ------      --------------------------

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

DATE:  November 14, 2006                      CONCORD MILESTONE PLUS, L.P.
      --------------------                    ----------------------------
                                                      (Registrant)

                                        BY:   CM PLUS CORPORATION
                                              ----------------------------------
                                              General Partner

                                        By:   /s/ Leonard Mandor
                                              ----------------------------------
                                              Leonard Mandor
                                              President

