Form 10KSB
period 2006-12-31
CONCORD MILESTONE PLUS L P
filed 2007-03-30
CIK 808460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006
COMMISSION FILE NUMBER 000-16757

CONCORD MILESTONE PLUS, L.P.

(Name of small business issuer in its charter)

DELAWARE	52-1494615
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
200 CONGRESS PARK DRIVE, SUITE 103, DELRAY BEACH, FLORIDA	33445
(Address of principal executive offices)	(Zip Code)
(561)394-9260 Issuer’s telephone number, including area code

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
Yes     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes     No

State the issuer’s revenues for its most recent fiscal year: $3,801,237

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

As of March 1, 2007, 1,518,800 Class A Interests and 2,111,072 Class B Interests were outstanding.

Transitional Small Business Disclosure Format (check one)    Yes     No

CONCORD MILESTONE PLUS, L.P.
2006 FORM 10-KSB ANNUAL REPORT

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

The amount of revenues from tenants attributable to the Searcy Property, the Valencia Property and the Green Valley Property (collectively, the ‘‘Properties’’) was (i) $569,396, $1,761,279 and $1,393,582 respectively, for the fiscal year ended December 31, 2006, (ii) $547,414, $1,728,779 and $1,386,435 respectively, for the fiscal year ended December 31, 2005, and (iii) $542,223, $1,551,614 and $1,423,121 respectively, for the fiscal year ended December 31, 2004. None of the tenants are affiliates of the Partnership.

See Item 2 of this Report (‘‘Description of Property’’) for additional information as to the Properties, including a description of the competitive conditions affecting them and our dependence on certain tenants.

The Partnership employs four full time people and two part time people at the Green Valley Property who provide general administrative and maintenance services. Milestone Property Management, Inc., an affiliate of the General Partner, provides all management services for the Partnership and Milestone Properties, Inc., the parent of the General Partner, provides administrative services to the Partnership. Aside from its four officers, the General Partner has no employees. See Item 12 of this Report (‘‘Certain Relationships and Related Transactions, and Director Independence’’).

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

The Mortgage Loans and related terms at December 31, 2006 for the Properties are summarized as follows:

Property/Location	Outstanding Principal Balance at December 31, 2006	Annual Interest Rate % (fixed)	Monthly Payments of Principal and Interest
Searcy, AR	$2,544,457	8.125	$21,640
Valencia, CA	7,157,774	8.125	65,881
Green Valley, AZ	4,809,381	8.250	41,252
Total	$14,511,612		$128,773

The Mortgage Loans require payments of principal and interest through and including September 1, 2007. On October 1, 2007, the balance of the outstanding principal and interest is estimated to be $2,505,981, $7,003,227 and $4,738,096 for the Mortgage Loans on the Searcy, Valencia and Green Valley Properties, respectively, assuming no prepayments, and will be due and payable on that date. Prior to April 1, 2007, each Mortgage Loan may be prepaid in whole but not in part on any payment date with a prepayment penalty equal to the greater of (i) 1% of the outstanding principal balance at such time, or (ii) the excess, if any, of the present value of the remaining scheduled principal and interest payments (including any balloon payment), discounted at the Discount Rate (as defined below), over the amount of principal being prepaid. The Mortgage Loans may be prepaid without penalty on any payment date commencing April 1, 2007. The Discount Rate is a rate determined as of the week ending prior to the prepayment date and is based on the published rates of U.S. Government securities having maturities approximating the maturity date of the Mortgage Loans. The Mortgage Loans are each secured by first mortgages on all three of the Partnership’s Properties and a default under any of the Mortgage Loans constitutes a default on all of the Mortgage Loans. Each mortgage may be released at the Partnership’s option after the corresponding Mortgage Loan is fully paid provided that no event of default exists under any of the Mortgage Loans, the mortgagee has not given the Partnership notice of any event which, with the passage of time, would constitute an event of default, under any of the Mortgage Loans, and certain other conditions are satisfied. There is no limitation on the amount of mortgage indebtedness that may be imposed on any property.

The General Partner guarantees certain limited recourse obligations under the Mortgage Loans.

The Searcy Property
Searcy, Arkansas

Location.    The Searcy Property is situated on an irregularly shaped parcel of approximately 10.78 acres, which has frontages on Race Avenue and Frontage Road in the City of Searcy, Arkansas. Searcy, the county seat of White County, is located in the central portion of the State of Arkansas, approximately 50 miles northeast of Little Rock, Arkansas. The Searcy Property is part of a two-mile stretch of commercial development along Race Avenue that is the main shopping area for the city, county and surrounding areas. Searcy’s marketing area includes all of White County and portions of surrounding counties.

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

Taxes.    The Partnership’s adjusted federal income tax basis for the Searcy Property is approximately $2,540,623 of which $430,000 is allocated to land and $2,110,623 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 years using the straight-line method of cost recovery.

Competition.    There are three shopping centers within two miles to the west of the Town and Country Plaza on Race Avenue. The first shopping center consists of a Goody’s department store and various smaller stores. The second shopping center consists of a Fred’s discount store, a Warehouse Foods store, a Sears catalog store and two satellite stores. The third center consists of a Kroger food store and a Revco drugstore. Directly across the highway from the Searcy Property is a Wal-Mart superstore. This Wal-Mart relocated from the Town and Country Plaza in 1992. Hastings Book and Music, Big Lots, Hibetts Sports and TSC Tractor Supply currently occupy Wal-Mart’s former space in the Town and Country Plaza.

Operating and Tenant Information.    As of March 1, 2007, there were ten tenants, including two anchor tenants, at the Searcy Property. The anchor tenants are a J.C. Penney department store and a Dunlap Company department store. The other eight tenants provide a variety of goods and services and none of these other eight tenants occupied more than 10% of the rentable square footage. The occupancy rate was 98.7% and 98.7% as of December 31, 2006 and 2005, respectively.

The tables on pages 9 and 10 of this Report further describe and summarize certain operating data and tenant information for the Searcy Property as of December 31, 2006.

There are at present no options to purchase or contracts for the sale of the Searcy Property.

Old Orchard Shopping Center
Valencia, California

Location.    The Valencia Property is situated on a parcel of approximately 9.94 acres that has frontages on Lyons Avenue and Orchard Village Road in the town of Valencia, California. Valencia is located in the Santa Clarita Valley in Los Angeles County, approximately 35 miles north of Los Angeles. Old Orchard Shopping Center is located on the northwest corner of Lyons Avenue and Orchard Village Road in a heavily developed commercial area. Lyons Avenue is improved with shopping centers, fast food restaurants, housing developments and free standing convenience stores. The surrounding area is densely populated with apartments, condominiums and single family residences.

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

Taxes.    The Partnership’s adjusted federal income tax basis for the Valencia Property is $9,739,590, of which $6,500,000 is allocated to land and $3,239,590 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 3 to 10 years using the straight-line method of cost recovery.

Competition.    In 1996, a 78,000 square foot shopping center opened on Old Orchard Street across from the Valencia Property. This center includes a 46,000 square foot Ralph’s Supermarket, a 16,000 square foot drugstore and 16,000 square feet of smaller stores. This shopping center has not materially adversely affected the occupancy rate at the Valencia Property. Within two miles of the Valencia Property there are competing shopping facilities at Newhall Plaza with a Von’s Food Store and 10 satellite stores, Granary Square with a Hughes Food Market, a Long’s Drugstore and 26 satellite stores, a Safeway Supermarket complemented by 14 satellite stores and the Alpha Beta Center with Alpha Beta Food stores and 16 satellite stores. In 1992, a strip center anchored by a Ralph’s Foods opened within a mile of the Valencia Property. Several newer centers have opened within five miles of the Valencia Property including a Kohl’s department store.

Operating and Tenant Information.    As of March 1, 2007, there were 24 tenants, including two anchor tenants. The two anchor tenants are a Vallarta supermarket store and a Rite Aid pharmacy. No other tenant occupied 10% or more of the rentable square footage. The other 22 tenants provide a variety of goods and services. The occupancy rate was 100.00% and 100.00% as of December 31, 2006 and 2005, respectively.

Albertsons, the former principal anchor tenant at the Valencia Property, vacated its space at the Valencia Property in July, 2005. This space represents about 30% of the Valencia Property’s leaseable area. Albertsons lease expired in June 2006. In December 2005, a lease was executed with Vallarta Food Enterprises for the space previously leased by Albertsons. Vallarta Food Enterprises received possession of the premises on July 12, 2006 and in accordance with the lease, paid the Partnership $100,000 (which will be realized over the term of the lease) as well as leasing costs associated with the lease. Rental payments of $26,535 per month commenced in January 2007 with escalations of 10% every 5 years through January 2027. Following the expiration of the initial term of the lease, the lease may be renewed by Vallarta at its option up to four times for additional 5-year periods, with 12% escalations for each additional 5-year renewal period.

Many of the tenants at the Valencia Property have short term leases. It is not possible to determine the long-term effects of the new anchor tenant.

The tables on pages 9 and 10 of this Report further describe and summarize certain operating data and tenant information for the Valencia Property as of December 31, 2006.

There are at present no options to purchase or contracts for the sale of the Valencia Property.

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

Taxes.    The Partnership’s adjusted federal income tax basis for the Green Valley Property is $8,742,451 of which $5,100,000 is allocated to land and $3,642,451 to the buildings and improvements. For financial statement purposes, the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 2 to 5 years using the straight-line method of cost recovery.

Competition.    The Green Valley Property competes directly with the 142,500 square foot Continental Shopping Plaza, built in 1980, located at Continental Road and Interstate 19 approximately one mile south of the Green Valley Property. The Continental Shopping Plaza is anchored by a Safeway Supermarket and several major tenants, McDonalds, Osco Drug, True Value Hardware, Kentucky Fried Chicken, M & I Bank and 45 local tenants. There is a shopping center located 3 miles to the north of the Green Valley Property in the incorporated town of Sahuarita. This shopping center includes a 65,000 square foot American Home Furniture store and a 42,000 square foot Bashas’ Food Store as anchor tenants plus 25,000 square feet of space leased to 15 tenants. Another center located to the north of the Green Valley Property is the former Kmart Plaza, now called the Valle Verde Center. The Kmart building is 45,000 square feet which Kmart closed in 1995. An Ashley Furniture store opened in the former Kmart store during 2006. In April of 2004, a Beall’s Outlet Store was opened in the Valle Verde Center with a 20,000 square foot store (the Beall’s store at the Green Valley Property has been re-opened as Beall’s new concept bed and bath store). There is additional space for a 4,000 square foot restaurant. Other tenants in Valle Verde Center are the Desert Sky multiplex theater and a Taco Bell restaurant. Since the incorporation of Sahuarita, several large areas have been rezoned for commercial development. A small center located 2.5 miles north of the Green Valley Property called The Quorum opened in 2000. Tenants in the Quorum are Carpet One, Animal Doctor, Domino Pizza, Burger King, Sears and a restaurant called Coach’s. In 2002 a large parcel of land was purchased 2 miles north of the Green Valley property and a new Safeway Supermarket was built with 20,000 square feet of small shops. A new 188,228 square foot Wal-Mart Super Center opened in the Fall of 2005 in a new shopping center called Madera Marketplace. Other tenants in Madera Marketplace include Bank of America, Wells Fargo Bank Branch, and Walgreens. Canoa Ranches, a development planned for over 2,000 homes, is located within 8 miles of the south border of Green Valley. A major shopping center is being developed in Canoa Ranches which will have a Bashas’ Food Store, planning to open in late 2007, and some shop space. No decision has been made at this time to close the Bashas’ Food Store in the center located next to the old 65,000 square foot vacant Wal Mart store in the Sahuarita Area.

Operating and Tenant Information.    As of March 1, 2007, there were 71 tenants, including two anchor tenants, at the Green Valley Property. The two anchor tenants include a Beall’s bed and bath store and an Ace Hardware store. The third anchor tenant space has been re-demised as described below with a portion of the space leased to Family Dollar, Inc. The other 68 tenants provide a variety of goods and services. The occupancy rate was 63.22% and 67.37%, as of December 31, 2006 and 2005, respectively.

Abco, the former principal anchor tenant at the Green Valley Property vacated its space in May 1999. This space represents about 20% of the Green Valley Property’s leaseable area. The Partnership has retained a succession of several regional real estate brokerage firms to help market the space. A new Safeway Supermarket near the Green Valley Property that was built in 2002 has effectively negated the potential of a supermarket as a replacement tenant for the former Abco space. In March 2003, a lease was executed with Family Dollar, Inc. for 9,571 of the 38,983 total square footage formerly leased by Abco. The Partnership delivered the premises to Family Dollar in June 2003 and the lease was effective beginning August 2003. In conjunction with the work performed in preparing the building to be subdivided and to accommodate Family Dollar, an approximate 3,528 square foot area was reconfigured since it restricted the visibility of the remaining vacant space. This amount of square footage is no longer leaseable. The Partnership has not identified a potential tenant for the remaining 25,884 square feet, and the Partnership does not know what effect, if any, this vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property.

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

The tables on pages 9 and 10 of this Report further describe and summarize certain operating data and tenant information for the Green Valley Property as of December 31, 2006.

Possible Sale of the Green Valley Property.    On November 21, 2006, the Partnership signed a contract for the sale of the Green Valley Property to a third party for $12,950,000 (subject to prorations and adjustments), subject to the purchaser’s satisfactory due diligence and other closing conditions. The contract was amended effective February 21, 2007 (i) to acknowledge the purchaser’s election not to cancel the contract following the expiration of the due diligence period, (ii) to give the purchaser a credit of $200,000 against the purchase price for deferred maintenance items, and (iii) to give purchaser the option to extend the closing date by three successive periods upon making additional earnest money deposits of $50,000 each. On March 21, 2007, the purchaser exercised the first option to extend the closing date to April 22, 2007 and made the corresponding additional deposit, bringing the total earnest money deposit to date to $250,000, which is not refundable except in the event of a default by the Partnership under the contract. By electing the two remaining extension periods, the purchaser may extend the closing date until May 23, 2007. There is no assurance that the sale of the Green Valley Property will be consummated as contemplated by the amended contract.

Table 1.    Summary of Operating and Tenant Information as of December 31, 2006

Location	Property	Tenant Occupying >10% of GLA/Nature of Business	Square Feet	Occupancy Rate	Base Rent Per Sq. Ft.		Lease Percentage Rent & Other	Expiration	Annual R/E Taxes
Searcy, AR	Town & Country Plaza		78,436	98.72%	$6.42	(1)			$26,456
		J.C. Penney Department Store	39,396		$5.22		1.5% of Sales in excess of $11,820,004. Pro-rata reimbursement for real estate taxes over the base year amount. Common area maintenance reimbursed at fixed intervals over the lease term.	8/31/2012
		Dunlap Co. Junior Department Store	15,600		$6.25		Common area maintenance and insurance reimbursement capped at $7,800 annually and $1,080 annually, respectively. Real Estate taxes reimbursed over the 2001 base year.	1/31/2011
Valencia, CA	Old Orchard Shopping Ctr.		103,413	100.00%	$14.31	(1)			$147,160
		Vallarta Supermarket Full Service Grocer	31,842		$10.00		Pro-rata reimbursement for real estate taxes, common area maintenance and insurance.	1/31/2027
		Rite Aid Pharmacy	18,125		$2.48		Rent is payable in an amount equal to 3% of the tenant’s gross sales for the previous month, but not less than $45,000 annually. Pays no reimbursed expenses.	5/31/2010
Green Valley, AZ	Green Valley Mall	None(2)	173,359	63.22%	$9.11	(1)			$163,645

(1)	Represents the average rental rate including base and percentage rent per square foot of leased space taking rental concessions and discounts into consideration.

(2)	The sole space greater than 10% of GLA is currently vacant. Abco vacated this space in May 1999. The portion of the space leased to Family Dollar, Inc. was less than 10% of the rentable square footage of the Green Valley Property.

Table 2.    Summary of Lease Expirations as of December 31, 2006

Location	Property	Year of Lease Expiration	Number of Leases Expiring	Gross Leaseable Area Expiring (in square feet)	Annual Minimum Rent	% of Gross Amount Minimum Rent
Searcy, AR	Town & Country Plaza	M-T-M	1	1,560	16,489	3.32%
		2008	3	8,280	73,858	14.88%
		2009	1	1,200	8,505	1.71%
		2010	1	5,973	38,480	7.75%
		2011	3	21,022	153,518	30.92%
		2012	1	39,396	205,600	41.42%
		Vacancies	1	1,005	—	—
		Total	11	78,436	496,450	100.00%
Valencia, CA	Old Orchard Shopping Center	2007	6	17,490	241,404	17.38%
		2008	6	10,380	195,185	14.05%
		2009	1	3,640	62,949	4.53%
		2010	5	30,609	307,403	22.13%
		2011	1	352	10,986	0.79%
		2012	3	4,900	133,498	9.61%
		2014	1	4,200	72,687	5.23%
		2027	1	31,842	364,909	26.28%
		Total	24	103,413	1,389,021	100.00%
Green Valley AZ	Green Valley Mall
		2007	24	35,563	285,575	28.61%
		2008	22	35,917	308,224	30.89%
		2009	15	22,011	259,018	25.96%
		2010	2	10,021	77,959	7.81%
		2011	5	5,995	67,146	6.73%
		Vacancies	15	63,762	—	—
		Total	83	173,359	997,922	100.00%

CONCORD MILESTONE PLUS, L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

	Initial Cost						Gross Amount at which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Write Down	Capitalized Subsequent To Acquisition	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Town & Country Plaza Searcy, AR	$2,544,457	$430,000	$3,620,000	$0	$839,432	$4,889,432	$2,768,360	08/20/87	31.5 years
Old Orchard Shopping Center Valencia, CA	7,157,774	6,500,000	5,075,000	0	1,732,421	13,307,421	4,405,748	01/22/88	31.5 years
Green Valley Mall Green Valley, AZ	4,809,381	5,100,000	4,587,000	1,042,966	1,365,314	10,009,348	4,064,547	04/15/88	31.5 years
	$14,511,612	$12,030,000	$13,282,000	$1,042,966	$3,937,167	$28,206,201	$11,238,655

		2006	2005
(A)	Reconciliation of investment properties owned:
	Beginning balance	$28,098,811	$27,868,723
	Property acquisitions/improvements	107,390	230,088
	Write-down of property	0	0
	Balance at end of period	$28,206,201	$28,098,811
(B)	Reconciliation of accumulated depreciation:
	Beginning balance	$10,544,901	$9,826,826
	Depreciation expense	693,754	718,075
	Balance at end of period	$11,238,655	$10,544,901

Commitments and Contingencies

Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the Partnership and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances, even if the problem was caused by a tenant or another party. As of March 1, 2007 the Partnership was not aware of any existing environmental conditions on the Properties that will have a material effect on the financial statements.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Equity Securities and Related Security Holder Matters.

(a)    Class A and Class B Interests are not traded on any established public trading market or on any national securities exchange and are not quoted on any national quotation system. No organized public market has developed for the interests in the Partnership. Sales of Class A and Class B Interests occur from time to time through independent broker-dealers, but to the best of the Partnership’s knowledge, as of March 1, 2007 there are no market makers for the interests. Recently published information relating to other real estate limited partnerships (which may or may not be analogous to the Partnership) indicates that sales of limited partnership interests in those partnerships occur at substantial discounts from the amounts of the original investments.

(b)    As of March 1, 2007, 1,518,800 outstanding Class A Interests and 2,111,072 outstanding Class B Interests were held by approximately 710 and 785 holders, respectively.

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

Distributable cash flow, as defined in the Partnership Agreement, means, with respect to any period in the Partnership Agreement, (i) revenues and payments (which do not include refundable deposits or unearned rent) of the Partnership received in cash during such period, and reserves set aside out of revenues during prior periods and no longer needed for the Partnership’s business, but not including cash proceeds attributable to a capital transaction (as defined in the Partnership Agreement), Bond proceeds or capital contributions (as defined), less (ii) the sum of (A) amounts paid in cash by the Partnership during such period for operating expenses of the Partnership (excluding amounts paid from reserves or funds provided by capital contributions or loans), for debt payments, and for other fees or payments to the General Partner, (B) any capital expenditures with respect to Properties, and (C) any amount set aside for the restoration, increase or creation of reserves. Distributable cash flow is deemed to include the amount of any income tax withheld with respect to revenues that are includable in distributable cash flow.

The Partnership suspended distributions with respect to Class A Interests subsequent to the second quarter of 1999, after determining that unrestricted working capital levels were inadequate due to: (1) Abco vacating its space at the Green Valley Property in May 1999 and (2) several capital outlays for work performed at the Properties. Distributions resumed the first quarter of 2005. In January 2006, the Partnership made a cash distribution of $50,000 of which $49,500 was paid to the holders of Class A Interests and $500 was payable to the General Partner. (The payment to the General Partner was made in March 2007.) The May 2006 cash distribution of $50,362 paid the holders of Class A Interests $49,858 and the General Partner $504. An August 2006 cash distribution of $49,618 paid the holders of Class A Interests $49,122 and the General Partner $496. The November 2006 cash distribution of $50,000 paid the holders of Class A Interests $49,500 and the General Partner $500. There was also a cash distribution of $50,000 in January 2007 which paid the holders of Class A Interests $49,500 and the General Partner $500. There have been no distributions made with respect to the Class B Interests.

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

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements made in this report may constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See Part I.

The following discussion and analysis should be read in conjunction with the Financial Statements of the Partnership and the notes thereto appearing in Item 7 of this Report.

General

The Partnership commenced a public offering of Equity Units and Bond Units (together, the ‘‘Units’’) on April 8, 1987 in order to fund the Partnership’s real property acquisitions. The Partnership terminated the public offering of Units on April 2, 1988. Each Equity Unit consists of 100 Class A Interests and 100 Class B Interests. Each Bond Unit consisted of $1,000 principal amount of the Partnerships Escalating Rate Collateralized Mortgage Bonds and 36 Class B Interests. On April 14, 1988, the Partnership held its final closing on the sale of Units. The Partnership was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units from which the Partnership received aggregate net proceeds (after deduction of sales commissions, discounts and selling agent’s expense otherwise required to be reimbursed to the General Partner and its affiliates) of $29,285,960. The Partnership purchased three shopping centers with the proceeds from this offering. No further acquisitions are planned and the Partnership has no plans to raise additional capital.

On September 30, 1997, the Partnership closed three fixed rate first mortgage loans (the ‘‘Mortgage Loans’’) in the original principal amounts of $2,865,000, $8,445,000 and $5,400,000, on the Searcy, Valencia and Green Valley Properties, respectively. The Mortgage Loans are due and payable on October 1, 2007, and the Partnership has been looking into refinancing them (see ‘‘Liquidity and Capital Resources,’’ below). All three Mortgage Loans are secured by first mortgages on each of the Properties. The Partnership used the proceeds of the Mortgage Loans and available cash to redeem all of the outstanding Bonds. The Mortgage Loans are described in further detail in Item 2 of this Report (‘‘Description of Property’’).

The Partnership has an agreement with Milestone Property Management, Inc. (‘‘MPMI’’), an affiliate of the General Partner and a subsidiary of MPI, to provide management services to the Properties. In addition, MPMI is responsible for leasing space at the properties and actively monitors all vacancies to ensure the highest occupancy rate possible. All leasing of the Properties is negotiated and arranged by MPMI and the terms of the leases are negotiated on a lease by lease basis. During fiscal 2006, the Partnership paid or accrued $157,212 to MPMI for management fees.

Competition

Rental properties owned by the Partnership face substantial competition from similar existing properties, or newly built properties, in the vicinity in which such Properties are located. Such competition is generally for the retention of existing tenants and for new tenants upon space becoming vacant. Competition for tenants may result in the Partnership being unable to quickly re-lease space, require the Partnership to reduce rents or provide rental concessions to tenants, resulting in a decline in cash flows. The Partnership believes that the profitability of each of the Properties is based, in part, upon its geographic location, the operations and identity of the property’s tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. The Partnership also believes that general economic circumstances and trends as well as the character and quality of new and existing properties located in the vicinity of the Properties are factors that may affect the operation and competitiveness of the Properties. See Item 2 of this Report (‘‘Description of Property’’) for further detail.

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

Results of Operations

Comparison of Year Ended December 31, 2006 to 2005

The Partnership recognized a net income of $274,665 for the year ended December 31, 2006 as compared to a net income of $162,561 for the year ended December 31, 2005. The change is primarily due to the following factors:

•	An increase in revenue of the Partnership of $99,238 or 2.68% to $3,801,237 in the fiscal year ended December 31, 2006 from $3,701,999 in the fiscal year ended December 31, 2005. The net increase was primarily due to:

o	an increase in base rent at the Green Valley, Valencia and Searcy properties in the aggregate amount of $113,160, due primarily to the new Vallarta lease at the Valencia Property and CPI rent increases across all three properties,

o	an increase of $14,233 in insurance reimbursements due to higher insurance premiums,

o	collection of $12,780 previously written off, and

o	an increase of $36,258 in interest income due to higher interest rates.

These amounts were offset by a decrease in reimbursed common area expenses of $75,000 for parking lot repairs at the Valencia Property in 2005, a decrease in reimbursed real estate tax expenses of $11,204 due to a decrease in occupancy in the Valencia Property, and credits given for a decrease in real estate tax expenses at the Green Valley Property.

•	A decrease in expenses of $12,866 or 0.36% to $3,526,572 in the fiscal year ended December 31, 2006 from $3,539,438 in the fiscal year ended December 31, 2005. The net decrease was primarily due to:

o	a decrease in interest expense of $26,208,

o	a decrease in depreciation expense of $28,230 due to assets fully depreciated,

o	a decrease in professional fees and other expenses in the aggregate amount of $53,863 for legal and filing fees, and

o	a decrease of $75,000 in parking lot repairs at the Valencia Property.

These amounts were offset by increases in insurance premiums of $124,000 and leasing costs of $10,192 associated with new leases in 2006.

Liquidity and Capital Resources

The General Partner believes that the Partnership’s expected revenue and working capital are sufficient to meet the Partnership’s current and foreseeable future operating requirements. Nevertheless, because the cash revenues and expenses of the Partnership will depend on future facts and circumstances relating to the Partnership’s properties, as well as market and other conditions beyond the control of the Partnership, a possibility exists that cash flow deficiencies may occur.

Albertsons, the former principal anchor tenant at the Valencia Property, vacated its space at the Valencia Property in July, 2005. This space represents about 30% of the Valencia Property’s leaseable area. In December 2005, a lease was executed with Vallarta Food Enterprises for the space previously leased by Albertsons. Vallarta Food Enterprises received possession of the premises on July 12, 2006 and in accordance with the lease, paid the Partnership $100,000 which, along with the associated leasing costs, are being realized over the term of the lease.

Abco, the former principal anchor tenant at the Green Valley Property vacated its space in May 1999. This space represents about 20% of the Green Valley Property’s leaseable area. The Partnership has retained a succession of several regional real estate brokerage firms to help market the space. A new Safeway Supermarket near the Green Valley Property that was built in 2002 has effectively negated the potential of a supermarket as a replacement tenant for the former Abco space. In March 2003, a lease was executed with Family Dollar, Inc. for 9,571 of the 38,983 total square footage formerly leased by Abco. The Partnership delivered the premises to Family Dollar in June 2003 and the lease was effective beginning August 2003. In conjunction with the work performed in preparing the building to be subdivided and to accommodate Family Dollar, an approximate 3,528 square foot area was reconfigured since it restricted the visibility of the remaining vacant space. This amount of square footage is no longer leaseable. The Partnership has not identified a potential tenant for the remaining 25,884 square feet, and the Partnership does not know what effect, if any, this vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property.

The Partnership has made distributions to its partners in the past. Distributions were suspended after the second quarter of 1999 and resumed in the first quarter of 2005. In January 2006, the Partnership made a cash distribution of $50,000 of which $49,500 was paid to the holders of Class A Interests and $500 was payable to the General Partner. (The payment to the General Partner was made in March 2007.) The May 2006 cash distribution of $50,362 paid the holders of Class A Interests $49,858 and the General Partner $504. An August 2006 cash distribution of $49,618 paid the holders of Class A Interests $49,122 and the General Partner $496. The November 2006 cash distribution of $50,000 paid the holders of Class A Interests $49,500 and the General Partner $500. There was also a cash distribution of $50,000 in January 2007 which paid the holders of Class A Interests $49,500 and the General Partner $500. There have been no distributions made with respect to the Class B Interests. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

To assist the Partnership with its compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the Partnership believes it will need to retain the services of outside specialists. The Partnership anticipates that the costs associated with the retention and use of such consultants and advisors will be significant and material to the Partnership. See ‘‘Section 404 Compliance’’ below.

On November 21, 2006, the Partnership signed a contract for the sale of the Green Valley Property to a third party for $12,950,000 (subject to prorations and adjustments), subject to the purchaser’s satisfactory due diligence and other closing conditions. The contract was amended effective February 21, 2007 (i) to acknowledge the purchaser’s election not to cancel the contract following the expiration of the due diligence period, (ii) to give the purchaser a credit of $200,000 against the purchase price for deferred maintenance items, and (iii) to give purchaser the option to extend the closing date by three successive periods upon making additional earnest money deposits of $50,000 each. On March 21, 2007, the purchaser exercised the first option to extend the closing date to April 22, 2007 and made the corresponding additional deposit, bringing the total earnest money deposit to date to $250,000, which is not refundable except in the event of a default by the Partnership under the contract. By electing the two remaining extension periods, the purchaser may extend the closing date until May 23, 2007. If the Green Valley Property is sold, then the Partnership would apply a portion of the sales proceeds to pay closing costs and the mortgage on the Green Valley Property, and it may use the balance of the sales proceeds to pay a portion of the mortgages on the Partnership’s other properties, increase its working capital reserves and/or make a distribution to its partners. However, there is no assurance that the sale of the Green Valley Property will be consummated as contemplated by the amended contract.

On October 1, 2007, the outstanding balance of the Partnership’s Mortgage Loans, estimated to be $14,247,304, will be due and payable. The General Partner believes that the proceeds from the sale of the Green Valley Property would be sufficient to pay off a substantial portion of the Mortgage Loans, and anticipates that the Partnership would be able to obtain financing for the balance. In addition, the General Partner believes that refinancing the Searcy and Valencia properties would provide sufficient funds, together with the Partnership’s available cash and projected cash flow, to pay off the existing Mortgage Loans regardless of whether the sale of the Green Valley Property takes place. In this regard, on March 6, 2007, the Partnership signed applications for new mortgage loans on the Searcy and Valencia properties in the amounts of $3,500,000 and $10,800,000, respectively, subject to the lender’s underwriting criteria. In the event that the sale of the Green Valley Property does not close, however, the refinancing of the Mortgage Loans may include a new mortgage loan on the Green Valley Property along with new mortgage loans on the Partnership’s other two properties. The new loans would bear interest at a rate to be determined, would require monthly payments equal to the accrued interest, and would be due 10 years from the closing of the refinancing transaction. The General Partner believes that the Partnership will have the ability to refinance or otherwise satisfy its existing obligations under the Mortgage Loans; however, such ability will be subject to a number of factors, including but not limited to, general market conditions and the status of each of the Properties at the time. The General Partner further believes that if the Searcy and Valencia properties are refinanced, then the expected revenues and working capital will be sufficient to meet the Partnership’s ongoing operating requirements regardless of whether the Green Valley Property is sold.

The cash on hand at December 31, 2006 may be used (a) for the capital improvement requirements of the Properties, (b) to pay the January 15, 2007 distribution of $50,000 and future distributions, and (c) for other general partnership purposes including the costs of re-leasing vacant or soon to be vacant space, the costs of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and other regulatory and public company costs. See ‘‘Section 404 Compliance’’ below. In addition, such cash may also be used, in combination with the proceeds from the refinancing of the Searcy and Valencia properties or the sale of the Green Valley Property, to pay down the Mortgage Loans.

Net cash provided by operating activities of $763,104 for the year ended December 31, 2006 was comprised of (i) net income of $274,665, (ii) non-cash adjustments of $728,510 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $240,071 which is partially attributable to an increase in prepaid insurance of $167,800 and an increase in accounts receivable of $29,001 for tenant reimbursed expenses invoiced in 2007.

Net cash provided by operating activities of $966,866 for the year ended December 31, 2005 was comprised of (i) net income of $162,561, (ii) adjustments of $756,740 for depreciation and amortization and (iii) a net change in operating assets and liabilities of $47,565.

Net cash used in investing activities of $107,390 for the year ended December 31, 2006 was comprised of capital expenditures for building improvements.

Net cash used in investing activities of $231,088 for the year ended December 31, 2005 was comprised of capital expenditures for building improvements.

Net cash used in financing activities of $513,817 for the year ended December 31, 2006 included (i) principal repayments on mortgage loans payable of $328,891, (ii) funds held in escrow of $15,054 and (iii) cash distributions to partners of $199,980.

Net cash used in financing activities of $497,197 for the year ended December 31, 2005 included (i) principal repayments on mortgage loans payable of $302,866, (ii) funds held in escrow of $5,107, and (iii) cash distributions to partners of $199,438.

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at December 31, 2006.

Contractual Obligation	Principal Payment Due During Year
	2007	2008
Mortgage Loans	$14,511,612	$0

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements as contemplated by Item 303(c) of Regulation S-B.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of CM Plus Corporation, General Partner of
Concord Milestone Plus, L.P.

We have audited the accompanying balance sheets of Concord Milestone Plus, L.P. (the ‘‘Partnership’’) as of December 31, 2006 and 2005, and the related statements of revenues and expenses, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P. at December 31, 2006 and 2005, and the results of its operations, changes in partners’ capital, and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
March 27, 2007

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Property:
Building and improvements, at cost	$17,219,167	$17,111,777
Less: accumulated depreciation	11,238,655	10,544,901
Building and improvements, net	5,980,512	6,566,876
Land, at cost	10,987,034	10,987,034
Property, net	16,967,546	17,553,910
Cash and cash equivalents	1,848,920	1,707,023
Accounts receivable, net	226,073	168,632
Restricted cash	73,743	88,797
Debt financing costs, net	23,501	54,834
Prepaid expenses and other assets, net	217,545	49,688
Total assets	$19,357,328	$19,622,884
Liabilities:
Mortgage loans payable	$14,511,612	$14,840,503
Accrued interest	102,049	104,359
Deposits	119,541	152,859
Accrued expenses and other liabilities	268,594	245,324
Accrued expenses payable to affiliates	3,720	2,712
Total liabilities	15,005,516	15,345,757
Commitments and Contingencies Partners’ capital:
General partner	(79,046)	(79,793)
Limited partners:
Class A Interests, 1,518,800	4,430,858	4,356,920
Class B Interests, 2,111,072	—	—
Total partners’ capital	4,351,812	4,277,127
Total liabilities and partners’ capital	$19,357,328	$19,622,884

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF REVENUES AND EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Revenues:
Rent	$2,992,704	$2,876,770
Reimbursed expenses	709,656	777,708
Interest and other income	98,877	47,521
Total revenues	3,801,237	3,701,999
Expenses:
Interest expense	1,214,075	1,240,283
Depreciation and amortization	728,510	756,740
Management and property expenses	1,207,475	1,116,029
Administrative and management fees to related party	239,412	235,423
Professional fees and other expenses	137,100	190,963
Total expenses	3,526,572	3,539,438
Net income	$274,665	$162,561
Net income attributable to:
Limited partners	271,918	160,935
General partner	2,747	1,626
Net income	$274,665	$162,561
Income per weighted average Limited Partnership 100 Class A Interests outstanding, basic and diluted	$18.08	$10.70
Distributions per weighted average Limited Partnership 100 Class A Interests outstanding	$13.17	$13.14
Weighted average number of 100 Class A interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	Total	General Partner	Class A Interests	Class B Interests
PARTNERS’ CAPITAL (DEFICIT)
January 1, 2005	$4,314,004	$(79,425)	$4,393,429	—
1st Quarter 2005 Distribution	(49,399)	(494)	(48,905)	—
2nd Quarter 2005 Distribution	(50,013)	(500)	(49,513)	—
3rd Quarter 2005 Distribution	(50,013)	(500)	(49,513)	—
4th Quarter 2005 Distribution	(50,013)	(500)	(49,513)	—
Net Income	162,561	1,626	160,935	—
PARTNERS’ CAPITAL (DEFICIT)
December 31, 2005	4,277,127	(79,793)	4,356,920	—
1st Quarter 2006 Distribution	(50,000)	(500)	(49,500)	—
2nd Quarter 2006 Distribution	(50,362)	(504)	(49,858)	—
3rd Quarter 2006 Distribution	(49,618)	(496)	(49,122)	—
4th Quarter 2006 Distribution	(50,000)	(500)	(49,500)	—
Net Income	274,665	2,747	271,918	—
PARTNERS’ CAPITAL (DEFICIT)
December 31, 2006	$4,351,812	$(79,046)	$4,430,858	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	December 31, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$274,665	$162,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	728,510	756,740
Change in operating assets and liabilities:
(Increase) in accounts receivable, net	(57,441)	(28,440)
(Increase) in prepaid expenses and other assets, net	(171,280)	(13,095)
Decrease in accrued interest	(2,310)	(2,128)
(Decrease) increase in accrued expenses, and other liabilities	(10,048)	88,516
Increase in accrued expenses payable to affiliates	1,008	2,712
Net cash provided by operating activities	763,104	966,866
CASH FLOWS FROM INVESTING ACTIVITIES:
Property improvements	(107,390)	(231,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	15,054	5,107
Principal repayments on mortgage loans payable	(328,891)	(302,866)
Distribution to Partners	(199,980)	(199,438)
Net cash used in financing activities	(513,817)	(497,197)
NET INCREASE IN CASH AND CASH EQUIVALENTS	141,897	238,581
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,707,023	1,468,442
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,848,920	$1,707,023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,216,385	$1,242,411

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership’s real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of the Partnership’s Escalating Rate Collateralized Mortgage Bonds (the ‘‘Bonds’’) due November 30, 1997 and 36 Class B Interests of the Partnership (‘‘Class B Interests’’), each such interest representing an assignment of one Class B Limited Partnership Interest held by CMP Beneficial Corp., a Delaware corporation (the ‘‘Assignor’’), an affiliate of the General Partner, under the Amended and Restated Agreement of Limited Partnership of the Partnership Agreement (the ‘‘Partnership Agreement’’). Each Equity Unit consisted of 100 Class A Interests (‘‘Class A Interests’’) of the Partnership, each interest representing an assignment of one Class A Limited Partnership Interest held by the Assignor under the Partnership Agreement, and 100 Class B Interests.

2.    Summary of Significant Accounting Policies

Basis of Accounting, Fiscal Year

The Partnership’s financial statements are prepared following accounting principles generally accepted in the United States of America (‘‘GAAP’’). The Partnership’s tax records are maintained on the accrual basis of accounting. Its fiscal year is the calendar year.

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

Management analyzes and adjusts the allowance for doubtful accounts based on estimated collectibility. Management determines that an account needs to be allowanced depending on the aging of the individual balances receivable, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the tenants. The Partnership identifies past due accounts receivable and invoices to the related tenants for finance charges, which are included in the accounts receivable. Accounts receivable are written off in the fiscal year when all legal collection procedures have been exhausted. At December 31, 2006, the allowance for doubtful accounts receivable totaled $4,462. There was a $5,905 allowance for doubtful accounts receivable at December 31, 2005.

Property

Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements and other depreciable assets are carried at cost, and depreciated on a straight-line basis using an estimated useful life of 2 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the lease. Total depreciation expense was $693,754, and $718,075 in 2006 and 2005, respectively. Expenditures for routine maintenance and repairs are charged to expense as incurred.

The Partnership individually reviews each of its Properties for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when the carrying amount of a property exceeds its fair value. An impairment loss is recognized if the carrying amount is not recoverable and exceeds fair value. The carrying amount of a property is not recoverable if it exceeds the sum of future net undiscounted cash flows expected from the property. No write downs for impairment of property investments were recorded in 2006 and 2005.

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

See Note 9, Subsequent Events, for additional information about the Green Valley Property.

Income Taxes

The Partnership makes no provision for income taxes because all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership’s net assets and liabilities are $4,018,734 and $3,860,187 higher than the amounts reported for financial statement purposes at December 31, 2006 and 2005, respectively, due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes and the write-down of property during 1993 and 1994 for financial reporting purposes.

Debt Financing Costs

The costs to obtain the Mortgage Loans (see Note 6) were capitalized and are being amortized over the term of such mortgages using the effective interest method. The accumulated amortization of the debt financing costs was $289,837 and $258,503 at December 31, 2006 and 2005, respectively.

Income Per Class A Interest

The Partnership follows the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 128, ‘‘Earnings per Share.’’ SFAS No. 128 requires a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. The Partnership has no dilutive interests. Income per Class A Interest amounts are computed by dividing net income allocable to the limited partners by the weighted average number of 100 Class A Interests outstanding during the year.

Statement of Comprehensive Income

A statement of comprehensive income has not been included per SFAS No. 130, ‘‘Reporting Comprehensive Income,’’ as the Partnership has no items of other comprehensive income. Comprehensive income is the same as net income for each period presented.

Statement of Disclosures about Segments of an Enterprise and Related Information

SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information,’’ establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Partnership’s operations are within one reportable segment.

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

Recently Issued Accounting Pronouncement

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financials instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statements of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement will have no effect on the Partnership financial position, results of operations, and cash flow.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim period within fiscal years. The Partnership is currently assessing the effect of implementing this guidance.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006. The Partnership believes that SFAS No. 156 will have no significant effect on the financial position, results of operations, and cash flows of the Partnership.

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

Minimum base rental income under non-cancelable tenant lease agreements, having lease terms expiring from one to eight years, as of December 31, 2006 are as follows:

December 31	Year Ended Amount
2007	$2,625,388
2008	2,189,033
2009	1,666,436
2010	1,344,478
2011	897,360
Thereafter	6,625,431
Total	$15,348,126

The above table does not include contingent rental amounts. The total contingent rentals amounts received in 2006 and 2005 were $155,961 and $153,186 respectively. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant’s gross receipts above fixed minimum amounts and/or reimbursement of all or a portion of the tenant’s pro rata share of real estate taxes, insurance and common area maintenance expenses.

The lease with Albertsons generated 10.80% of total revenue of the Partnership in 2005. Albertsons was the principal anchor tenant at the Valencia Property through December 31, 2005. Its lease expired on June 30, 2006. A new tenant took possession of the premises in July 2006. For the year ended December 31, 2006 neither Albertsons nor the new tenant generated over 10% of total revenue of the Partnership.

5.    Related Party Transactions

The Partnership pays fees to Milestone Property Management, Inc. (‘‘MPMI’’), an affiliate of the General Partner and a subsidiary of MPI, for customary property management services (‘‘Management Fees’’) equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. Management Fees incurred for the years ended December 31, 2006 and 2005 were $157,212 and $155,593 respectively.

The Partnership paid or accrued $82,200 to MPI, the parent of the General Partner, for administrative services for the year ended December 31, 2006. For the year ended December 31, 2005, the Partnership paid or accrued $79,818 to MPI, for administrative fees.

6.    Mortgage Loans Payable

As of September 30, 1997, the Partnership closed three fixed rate first mortgage loans (the ‘‘Mortgage Loans’’) in the initial principal amounts of $2,865,000 (Searcy), $8,445,000 (Valencia) and $5,400,000 (Green Valley). All three Mortgage Loans are secured by cross-collateralized first mortgages on the Partnership’s shopping centers.

The Mortgage Loans and related terms at December 31, 2006 are summarized as follows:

Property/Location	Outstanding Principal Balance at Dec. 31, 2006	Fixed Annual Interest Rate %	Monthly Payments of Principal and Interest
Searcy, AR	$2,544,457	8.125	$21,640
Valencia, CA	7,157,774	8.125	65,881
Green Valley, AZ	4,809,381	8.250	41,252
Total	$14,511,612		$128,773

The Mortgage Loans require payments of principal and interest through and including September 1, 2007. On October 1, 2007, the outstanding balance of principal and interest estimated to be $2,505,981, $7,003,227, and $4,738,096 for the Searcy, Valencia and Green Valley Properties, respectively, will be due and payable. Prior to April 1, 2007 each Mortgage Loan may be prepaid in whole but not in part on any payment date with a prepayment penalty equal to the greater of (i) 1% of the outstanding principal balance at such time, or (ii) the excess, if any, of the present value of the remaining scheduled principal and interest payments (including any balloon payment) over the amount of principal being prepaid. The Mortgage Loans may be prepaid without penalty on any payment date commencing April 1, 2007.

The General Partner of the Partnership guarantees certain limited recourse obligations under the Mortgage Loans.

See Note 9, Subsequent Events, for additional information about the Mortgage Loans.

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

The Partnership estimates the fair value of its long term fixed rate Mortgage Loans generally using discounted cash flow analysis based on current rates for similar types of debt. At

December 31, 2006, the fair value of the Mortgage Loans was estimated to be $14,544,190 compared to a carrying value amount of $14,511,612. The fair value estimates presented herein are based on information available as of December 31, 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive re-evaluation of all of the mortgage loans has not been performed for purposes of these financial statement disclosures.

8.    Commitments and Contingencies

Abco, the former principal anchor tenant at the Green Valley Property vacated its space in May 1999. This space represents about 20% of the Green Valley Property’s leaseable area. The Partnership has retained a succession of several regional real estate brokerage firms to help market the space. A new Safeway Supermarket near the Green Valley Property that was built in 2002 has effectively negated the potential of a supermarket as a replacement tenant for the former Abco space. In March 2003, a lease was executed with Family Dollar, Inc. for 9,571 of the 38,983 total square footage formerly leased by Abco. The Partnership delivered the premises to Family Dollar in June 2003 and the lease was effective beginning August 2003. In conjunction with the work performed in preparing the building to be subdivided and to accommodate Family Dollar, an approximately 3,528 square foot area was reconfigured since it restricted the visibility of the remaining vacant space. This amount of square footage is no longer leaseable. The Partnership has not identified a potential tenant for the remaining 25,884 square feet, and the Partnership does not know what effect, if any, this vacant space will have on the Green Valley Property, the other tenants, or the ability of the Partnership to lease other vacant space at the Green Valley Property. Many of the tenants at the Green Valley Property have initial lease terms of less than two years. The Partnership will incur expenses in releasing the remaining vacant Abco space and cannot predict how soon such space will be leased and the terms of such new lease or leases. To date, the vacancy of the Abco space has not had a material adverse effect on the results of operations at the Green Valley Property by impairing the Partnership’s ability to retain other tenants or to renew their leases on favorable terms. However, no assurances can be given that the remaining Abco space vacancy won’t cause existing tenants to leave, or won’t cause tenant renewals to be at lower rental rates. The General Partner can not guarantee that the tenants with leases expiring in 2007 and in future years will renew such leases at the current rate or at all.

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

From time to time, the Partnership is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Partnership. At December 31, 2006, management believes that any such outstanding issues can be resolved without significantly impairing the financial condition of the Partnership.

9.    Subsequent Events

Distribution

On January 15, 2007, the Partnership made a cash distribution of $50,000, of which $49,500 was paid to the holders of Class A Interests and $500 was payable to the General Partner.

Green Valley Property

On November 21, 2006, the Partnership signed a contract for the sale of the Green Valley Property to a third party for $12,950,000 (subject to prorations and adjustments), subject to the purchaser’s satisfactory due diligence and other closing conditions. The contract was amended effective

February 21, 2007 (i) to acknowledge the purchaser’s election not to cancel the contract following the expiration of the due diligence period, (ii) to give the purchaser a credit of $200,000 against the purchase price for deferred maintenance items, and (iii) to give purchaser the option to extend the closing date by three successive periods upon making additional earnest money deposits of $50,000 each. On March 21, 2007, the purchaser exercised the first option to extend the closing date to April 22, 2007 and made the corresponding additional deposit, bringing the total earnest money deposit to date to $250,000, which is not refundable except in the event of a default by the Partnership under the contract. By electing the two remaining extension periods, the purchaser may extend the closing date until May 23, 2007. If the Green Valley Property is sold, then the Partnership would apply a portion of the sales proceeds to pay closing costs and the mortgage on the Green Valley Property, and it may use the balance of the sales proceeds to pay a portion of the mortgages on the Partnership’s other properties, increase its working capital reserves and/or make a distribution to its partners. However, there is no assurance that the sale of the Green Valley Property will be consummated as contemplated by the amended contract. The net carrying amount of the Green Valley Property at December 31, 2006 is $5,944,801, with a mortgage loan payable balance of $4,809,381. The Partnership will continue to classify this property in accordance with FAS-144.

Mortgage Loans

On October 1, 2007, the outstanding balance of the Partnership’s Mortgage Loans, estimated to be $14,247,304, will be due and payable. The General Partner believes that the proceeds from the sale of the Green Valley Property would be sufficient to pay off a substantial portion of the Mortgage Loans, and anticipates that the Partnership would be able to obtain financing for the balance. In addition, the General Partner believes that refinancing the Searcy and Valencia properties would provide sufficient funds, together with the Partnership’s available cash and projected cash flow, to pay off the existing Mortgage Loans regardless of whether the sale of the Green Valley Property takes place. In this regard, on March 6, 2007, the Partnership signed applications for new mortgage loans on the Searcy and Valencia properties in the amounts of $3,500,000 and $10,800,000, respectively, subject to the lender’s underwriting criteria. In the event that the sale of the Green Valley Property does not close, however, the refinancing of the Mortgage Loans may include a new mortgage loan on the Green Valley Property along with new mortgage loans on the Partnership’s other two properties. The new loans would bear interest at a rate to be determined, would require monthly payments equal to the accrued interest, and would be due 10 years from the closing of the refinancing transaction. The General Partner believes that the Partnership will have the ability to refinance or otherwise satisfy its existing obligations under the Mortgage Loans; however, such ability will be subject to a number of factors, including but not limited to, general market conditions and the status of each of the Properties at the time. The General Partner further believes that if the Searcy and Valencia properties are refinanced, then the expected revenues and working capital will be sufficient to meet the Partnership’s ongoing operating requirements regardless of whether the Green Valley Property is sold.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of CM Plus Corporation

We have audited the accompanying balance sheets of CM Plus Corporation (the ‘‘Corporation’’), as of December 31, 2006 and 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the balance sheets based on our audits.

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

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of CM Plus Corporation at December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.

Certified Public Accountants

Pompano Beach, Florida
March 27, 2007

CM PLUS CORPORATION
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
Assets:
Cash and cash equivalents	$6,927	$4,112
Total Assets	$6,927	$4,112
Liabilities and Stockholder’s Deficit:
Investment deficit in Partnership	$79,046	$79,793
Commitments and Contingencies
Stockholder’s Deficit:
Common Stock, no par value; 3,000 shares authorized; 1,100 shares issued and outstanding	11,000	11,000
Distributions due from Partnership	(500)	(1,500)
Accumulated Deficit	(82,619)	(85,181)
Total stockholder’s deficit	(72,119)	(75,681)
Total liabilities and stockholder’s deficit	$6,927	$4,112

See Accompanying Notes to Balance Sheets

CM PLUS CORPORATION
NOTES TO BALANCE SHEETS

December 31, 2006 and 2005

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

Income Taxes

The Corporation accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. All deferred tax assets generated by the net operating losses of the Corporation have been offset in their entirety by a valuation allowance.

3.    Investment Deficit In Partnership

The Corporation originally contributed $10,000 to acquire its interest in the Partnership and it has not been required to make any further contributions to capital.

Since inception, the Corporation has recorded net loss from the Partnership, net of distributions received, in the amount of $89,046 as of December 31, 2006, and of $89,793 as of December 31, 2005. The Corporation may be liable to fund this deficit upon the termination or liquidation of the Partnership.

4.    Related Party Transactions

As of December 31, 2006 the Corporation was due $500 in cash distributions from the Partnership for the first quarter of 2006. This distribution was subsequently paid to the Corporation in March 2007. Total distributions for the year 2006 recorded by the Corporation were $2,000.

5.    Stockholder’s Equity

The Corporation has 3,000 shares of common stock authorized. 1,100 shares were issued for an original investment of $11,000.

6.    Commitment and Contingencies

The Corporation guarantees the payment and performance of the ‘‘Guaranteed Obligations’’ of the Partnership as such term is defined in the mortgages encumbering the Partnership’s properties. The Guaranteed Obligations are the unpaid balance(s) of the debt(s) in the event of (i) any fraud or material misrepresentation by the Partnership or the Corporation in connection with the original securing of certain Partnership mortgage loan(s) or (ii) the Partnership’s failure to make the first full payment of principal and interest due under the note(s). As of December 31, 2006 the outstanding balance of the mortgage debt totaled $14,511,612. The mortgages are due on October 1, 2007, and the Partnership is in the process of selling the Green Valley Property and applying for refinancing of the Searcy and Valencia properties. The Guaranteed Obligations also include indemnifying and holding the lender harmless from any loss, cost, damage, expense, claim or other obligation arising out of or in connection with any of the following:

(a)	any breach by the Partnership of the Environmental Agreement (as defined in the Note), including the indemnification provisions contained therein;

(b)	the Partnership’s failure to obtain lender’s prior written consent to (a) any subordinate financing or any other encumbrance on the Partnership’s property (as defined in the Mortgage), or (b) any transfer of the Partnership’s property or majority ownership in Partnership in violation of the mortgage;

(c)	any litigation or other legal proceeding related to the debt that delays or impairs lender’s ability to preserve, enforce or foreclose its lien on the Partnership’s property, including, but not limited to, the filing of a voluntary or involuntary petition concerning the Partnership under the U.S. Bankruptcy Code, in which action a claim, counterclaim, or defense is asserted against lender, other than any litigation or other legal proceeding in which a final, non-appealable judgment for money damages or injunctive relief is entered against lender;

(d)	the Partnership’s failure to pay required taxes, assessments, and insurance premiums payable with respect to the Partnership’s property or to maintain the required escrows therefor, to the extent that monies are not paid by the Partnership in escrow for the payment of such amounts, except for any amounts applicable to the period after foreclosure of lender’s lien on the Partnership’s property, or the delivery by the Partnership of a deed to the Partnership’s property in lieu of foreclosure (which deed has been accepted by lender in writing), or the appointment of a receiver for the Partnership’s property;

(e)	the gross negligence or willful misconduct of the Partnership, its agents, affiliates, officers or employees which causes or results in a diminution, or loss of value, of the Partnership’s property that is not reimbursed by insurance or which gross negligence or willful misconduct exposes lender to claims, liability or costs of defense in any litigation or other legal proceeding;

(f)	the seizure or forfeiture of the Partnership’s property, or any portion thereof, or lender’s interest therein, resulting from criminal wrongdoing by any person or entity other than lender under any federal, state or local law;

(g)	(i) any physical waste of the Partnership’s property caused by the intentional or grossly negligent act(s) or omission(s) of the Partnership, its agents, affiliates, officers and employees, (ii) the failure by the Partnership to maintain, repair or restore any part of the Partnership’s property as may be required by the applicable mortgage securing such property or any of the other loan documents to the extent of all gross revenues that have been generated by the Partnership’s property following the date which is eighteen (18) months’ prior to notice to the Partnership from lender of such failure to maintain, repair or restore any part of the Partnership’s property and that have not been applied to pay any portion of the debt, reasonable an customary operating expenses and capital expenditures for the Partnership’s property paid to third parties not affiliated (directly or indirectly) with the Partnership, taxes and insurance premiums for the Partnership’s property and escrows deposited with lender, or (iii) the removal or disposal of any portion of the Partnership’s property after an event of default under the loan documents to the extent such the Partnership’s property is not replaced by the Partnership with like property of equivalent value, function and design;

(h)	the misapplication or conversion by the Partnership of any insurance proceeds paid by reason of any loss, damage or destruction to the Partnership’s property; and any awards or amounts received in connection with the condemnation of all or a portion of the Partnership’s property and not used by the Partnership for restoration or repair of the Partnership’s property.

(i)	the Partnership’s failure to pay in accordance with the terms of the applicable mortgage any charges for labor or materials or other charges for work performed or materials furnished prior to foreclosure that can create liens on any portion of the Partnership’s property, to the extent of the amount rightfully claimed by the lien claimant, or found in any legal proceeding to be owed to the lien claimant, and not so paid;

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

There was no change in the Partnership’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 of the Act that occurred during the Partnership’s last fiscal quarter that has materially affected, or is likely to materially affect, the Partnership’s internal control over financial reporting.

Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the ‘‘S-O Act’’), as modified by subsequent SEC regulatory rulings, requires the Partnership to include an internal control report from management in its Annual Report on Form 10-KSB for the year ended December 31, 2007 and in subsequent Annual Reports thereafter. The internal control report must include the following: (i) a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Partnership’s internal control over financial reporting, (iii) management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Partnership’s independent auditors have issued an attestation on management’s assessment of internal control over financial reporting.

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

The Partnership has no directors or executive officers. The names, positions and offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

Name	Age	Position Held	Has Served As a Director and/or Officer Since (1)
Leonard S. Mandor(2)	60	President and Director	December 3, 1986
Robert A. Mandor(2)	55	Vice President and Director	December 3, 1986
Joseph P. Otto	53	Vice President and Secretary	October 3, 1997
Patrick Kirse	38	Treasurer and Controller	October 3, 1997

(1)	Each director and officer of the General Partner and CMP Beneficial Corp. will hold office until the next annual meeting of the General Partner and CMP Beneficial Corp., respectively, and until his successor is elected or appointed and qualified.

(2)	Robert A. Mandor and Leonard S. Mandor are brothers.

LEONARD S. MANDOR is the Chairman of the Board, Chief Executive Officer and a Director of Milestone Properties, Inc., the parent of the General Partner (‘‘MPI’’) and has been associated with MPI since its inception in 1989.

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

PATRICK KIRSE was appointed Treasurer and Controller of CM Plus Corporation, the General Partner of Concord Milestone Plus, L.P. in October 1997. Mr. Kirse also serves as a Vice President of MPI. He is a CPA licensed in the state of Missouri. Before joining MPI in 1995 he worked as a senior auditor with Deloitte & Touche LLP since 1991. Mr. Kirse is also the Treasurer and Chief Financial Officer of The Watershed Treatment Programs, Inc., a drug and alcohol treatment center.

The officers of the General Partner have assumed the audit committee functions for the Partnership. The Board of Directors of the General Partner has determined that Patrick Kirse meets the requirements of an ‘‘audit committee financial expert.’’

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the General Partner’s review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during fiscal year ended December 31, 2006.

Item 10.	Executive Compensation.

No officer or director of the Partnership or the General Partner received any direct or indirect compensation from the Partnership during the fiscal year ended December 31, 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Holders Matters.

(a)    The General Partner knows of two persons or groups who each beneficially own five percent or more of the issued and outstanding Class A Interests, and three persons or groups who each beneficially own five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of March 1, 2007.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(*)
Class A	Everest Properties II, LLC 199 S Robles Ave, #200 Pasadena, CA 91101	171,834	(1)	11.29%
Class A	MacKenzie Patterson Fuller LP 1640 School Street Moraga, CA 94556	155,976	(2)	10.27%
Class B	The Guardian Life Insurance Company of America 203 Park Avenue South New York, NY 10003	572,292		27.11%
Class B	Everest Properties II, LLC 199 S Robles Ave, #200 Pasadena, CA 91101	171,834	(3)	8.14%
Class B	MacKenzie Patterson Fuller LP 1640 School Street Moraga, CA 94556	155,976	(4)	7.39%

*	Based on 1,518,800 outstanding Class A Interests as of March 1, 2007 and 2,111,072 outstanding Class B Interests as of March 1, 2007

(1)	Includes 98,068 Class A Interests owned by KM Investments LLC and 73,370 Class A Interests owned by Everest Management, LLC. To the best of the Partnership’s knowledge, these entities are managed by Everest Properties II, LLC, which has the authority to vote and dispose of all of the Interests owned by these entities.

(2)	Includes 60,565 Class A Interests owned by Sutter Opportunity Fund 3 LLC, 54,020 Class A Interests owned by SCM Special Fund LLC, 34,669 Class A Interests owned by MPF Flagship Fund 10 LLC, 4,440 Class A Interests owned by MPF NY 2006 LLC and 1,572 Class A Interests owned by MPF NY 2005 LLC. To the best of the Partnership’s knowledge, these entities are owned or controlled by MacKenzie Patterson Fuller LP.

(3)	Includes 98,068 Class B Interests owned by KM Investments LLC and 73,370 Class B Interests owned by Everest Management, LLC. To the best of the Partnership’s knowledge, these entities are managed by Everest Properties II, LLC, which has the authority to vote and dispose of all of the Interests owned by these entities.

(4)	Includes 60,565 Class B Interests owned by Sutter Opportunity Fund 3 LLC, 54,020 Class B Interests owned by SCM Special Fund LLC, 34,669 Class B Interests owned by MPF Flagship Fund 10 LLC, 4,440 Class B Interests owned by MPF NY 2006 LLC and 1,572 Class B Interests owned by MPF NY 2005 LLC. To the best of the Partnership’s knowledge, these entities are owned or controlled by MacKenzie Patterson Fuller LP.

(b)    The General Partner, together with its affiliates and the officers and directors of the General Partner, own less than 1% of the issued and outstanding Class A Interests and less than 1% of the issued and outstanding Class B Interests.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(*)
Class A	Milestone Properties, Inc. 200 Congress Park Drive #103 Delray Beach, FL 33445	400	0.0002%
Class B	Milestone Properties, Inc. 200 Congress Park Drive #103 Delray Beach, FL 33445	760	0.003%

*	based on 1,518,800 outstanding Class A Interests as of March 1, 2007 and 2,111,072 outstanding Class B Interests as of March 1, 2007

The number of shares of common stock, no par value, of MPI beneficially owned by all directors and officers of the General Partner and CMP Beneficial Corp., individually and as a group, as of March 1, 2007 is set forth in the following table:

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Leonard S. Mandor	400	54%
Robert A. Mandor	267	36%
Joseph P. Otto	74	10%
Directors and officers as a Group	741	100%

*	based on 741 outstanding shares of common stock of MPI as of March 1, 2007.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

See Item 1 (‘‘Business’’) and Item 5 ‘‘Market for Registrant’s Units and Related Security Holders Matters’’) of this Report.

The Partnership paid or accrued $82,200 during the fiscal year ended December 31, 2006 to MPI, the parent of the General Partner for administrative services rendered to the Partnership and paid or accrued $79,818 during the fiscal year ended December 31, 2005 to MPI for administrative services rendered to the Partnership in that fiscal year. Pursuant to an agreement between MPI and the Partnership, the Partnership reimburses MPI for administrative services provided to the Partnership, such as payroll, accounting, investor services and supplies.

The Partnership paid or accrued $157,212 during the fiscal year ended December 31, 2006 to MPMI for property management fees incurred during that fiscal year. The Partnership paid or accrued $155,593 during the fiscal year ended December 31, 2005 to MPMI for property management fees incurred during that fiscal year. Pursuant to the management agreement between the Partnership and

MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant properties for which MPMI performs leasing services, 3 percent for multiple tenant properties for which MPMI does not perform leasing services and 1 percent for single tenant properties. The management fees are 3 percent for the Searcy Property, 4 percent for the Valencia Property and 5 percent for the Green Valley Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization; (iii) income derived from interest on investments, security deposits, utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes; (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.

In March 2005, the General Partner and MPI entered into a new administrative services agreement to continue the provision of administrative services by MPI to the General Partner on substantially the same terms as previously agreed.

As of December 31, 2006 the General Partner was due $500 in cash distributions from the Partnership for the first quarter of 2006. This distribution was subsequently paid to the General Partner in March 2007. Total distributions for the year 2006 recorded by the General Partner were $2,000.

Neither of the directors of the General Partner is independent under the definition of independence of Nasdaq Rule 4200(a)(15), because each director is also an officer of the General Partner and a significant shareholder of MPI, the parent of the General Partner.

PART IV

Item 13.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Prospectus included as Part I of the Registrant’s Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (the ‘‘Registration Statement’’) which was declared effective on April 3, 1987.
3.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P., included as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended December 31, 1987 (‘‘1987 Form 10-K’’), which is incorporated herein by reference.
3.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. included as Exhibit 3.3 to the 1987 Form 10-K, which is incorporated herein by reference.
3.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. included as Exhibit 3.4 to the 1987 Form 10-K, which is incorporated herein by reference.
3.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. included as Exhibit 3.5 to the 1987 Form 10-K, which is incorporated herein by reference.
3.6	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. included as Exhibit 3.6 to Registrant’s Form 10-K for the fiscal year ended December 31, 1988, (‘‘1998 Form 10-KSB’’), which is incorporated herein by reference.
4.1	Form of certificate evidencing Class A Interests included as Exhibit 4.3 to the 1987 Form 10-K, which is incorporated herein by reference.
4.2	Form of certificate evidencing Class B Interests included as Exhibit 4.4 to the 1987 Form 10-K, which is incorporated herein by reference.
10.1	Property purchase agreements. Incorporated herein by reference to Exhibit 10.1 to the Registration Statement.
10.2	Form of property management agreement. Incorporated herein by reference to Exhibit 10.2 of the Registration Statement.
10.3	First Amendment to Management Agreement by and between Concord Milestone Plus, L.P. and Concord Assets Management, Inc. Incorporated herein by reference to Exhibit 10.3 of the 1988 Form 10-K.
10.4	Second Amendment to Management Agreement by and between Concord Milestone Plus, L.P. and Concord Assets Management, Inc. Incorporated herein by reference to Exhibit 10.4 of the 1988 Form 10-K.
10.5	Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.1 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (the ‘‘September 1997 10-Q’’).

Exhibit Number	Description of Document
10.6	Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.2 of the September 1997 10-Q.
10.7	Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.3 of the September 1997 10-Q.
10.8	Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.4 of the September 1997 10-Q.
10.9	Tenant Occupancy Escrow and Security Agreement, dated September 23, 1997, by and between the Partnership and the Lender, relating to the property located in Green Valley, Arizona. Incorporated herein by reference to Exhibit 10.5 of the September 1997 10-Q.
10.10	Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.6 of the September 1997 10-Q.
10.11	Mortgage, Deed of Trust and Security Agreement, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.7 of the September 1997 10-Q.
10.12	Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.8 of the September 1997 10-Q.
10.13	Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Searcy, Arkansas. Incorporated herein by reference to Exhibit 10.9 of the September 1997 10-Q.
10.14	Fixed Rate Note, dated September 23, 1997, executed by the Partnership in favor of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.10 of the September 1997 10-Q.
10.15	Deed of Trust, Assignment of leases, and Rents, Security Agreement and Fixture Filing, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.11 of the September 1997 10-Q.
10.16	Assignment of Leases and Rents, dated September 23, 1997, executed by the Partnership for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.12 of the September 1997 10-Q.
10.17	Environmental Liabilities Agreement, dated September 23, 1997, executed by the Partnership and CM Plus Corporation for the benefit of Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.13 of the September 1997 10-Q.
10.18	Environmental Escrow and Security Agreement, dated September 23, 1997, by and between the Partnership and the Lender, relating to the property located in Valencia, California. Incorporated herein by reference to Exhibit 10.14 of the September 1997 10-Q.

Exhibit Number	Description of Document
10.19	Purchase and Sale Agreement and Escrow Instructions, entered into on November 21, 2006, by and between the Partnership and Holualoa Arizona, Inc. (‘‘Holualoa’’), for the sale of the Green Valley Property. Incorporated herein by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K dated November 21, 2006.
10.20	First Amendment to Purchase and Sale Agreement and Escrow Instructions, entered into as of February 21, 2007, between the Partnership and Holualoa.
14.	Code of Business Conduct and Ethics of Concord Milestone Plus, L.P., included as Exhibit 14 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, which is incorporated herein by reference.
31.1	Certification of Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, dated March 27, 2007.
31.2	Certification of Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, dated March 27, 2007.
32.1	Certification of Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350, dated March 27, 2007.
32.2	Certification of Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350, dated March 27, 2007.

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees for services Ahearn, Jasco + Company, P.A. (‘‘Ahearn’’) provided during fiscal years 2006 and 2005:

	2006	2005
Audit Fees(1)	$50,000	$52,900
Audit Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0
Total	$50,000	$52,900

(1)	Represents fees for professional services provided in connection with the audit of the Partnership’s annual financial statements (and for the related audit of the General Partner’s Balance Sheets) and review of its quarterly financial statements together with advice on accounting matters that arose during these engagements.

(2)	Represents fees for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership’s financial statements.

(3)	Represents fees for services provided in connection with the Partnership’s domestic tax planning and compliance.

(4)	Represents fees for services provided to the Partnership not otherwise included in the categories above.

The officers of the General Partner have approved in advance the audit services provided by Ahearn. Prior to approving any non-audit services by Ahearn to the Partnership, the officers of the General Partner would assess whether the provision of those services would compromise Ahearn’s independence. No such services were provided by Ahearn during the years ended December 31, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 27, 2007.

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

By:	/s/ Leonard S. Mandor	March 27, 2007
Leonard S. Mandor President (Principal Executive Officer) and Director of CM Plus Corporation and CMP Beneficial Corp.
By:	/s/ Robert A. Mandor	March 27, 2007
Robert A. Mandor Vice President and Director of CM Plus Corporation and CMP Beneficial Corp.
By:	/s/ Patrick Kirse	March 27, 2007
Patrick Kirse Treasurer and Controller (Principal Accounting Officer) of CM Plus Corporation and CMP Beneficial Corp.