Form 10QSB
period 2007-03-31
CONCORD MILESTONE PLUS L P
filed 2007-05-15
CIK 808460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission file number  000-16757

CONCORD MILESTONE PLUS, L.P.

(Exact name of small business issuer as specified in its charter)

Delaware	52-1494615

(State of organization)	(I.R.S. Employer Identification No.)

200 CONGRESS PARK DRIVE, SUITE 205, DELRAY BEACH, FLORIDA, 33445

(Address of principal executive offices)

(561) 394-9260

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒          No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No ☒

As of May 1, 2007, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Transitional small business disclosure format.

Yes  ☐          No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

BALANCE SHEETS

MARCH 31, 2007 (Unaudited) AND DECEMBER 31, 2006

Assets:	March 31, 2007	December 31, 2006

Property:
Building and improvements, at cost	$11,273,303	$17,219,167
Less: accumulated depreciation	7,274,149	11,238,655

Building and improvements, net	3,999,154	5,980,512
Land, at cost	6,930,000	10,987,034

Property, net	10,929,154	16,967,546

Cash and cash equivalents	2,172,487	1,848,920
Accounts receivable, net	180,017	226,073
Restricted cash	39,961	73,743
Debt financing costs, net	15,667	23,501
Prepaid expenses and other assets, net	149,680	217,545

Assets held for sale	5,985,634	—

Total assets	$19,472,600	$19,357,328

Liabilities:
Mortgage loans payable	$9,636,358	$14,511,612
Accrued interest	101,412	102,049
Deposits	46,654	119,541
Accrued expenses and other liabilities	145,961	268,594
Accrued expenses payable to affiliates	61	3,720

Mortgage loan payable and other liabilities related to assets held for sale	5,116,506	—

Total liabilities	15,046,952	15,005,516

Partners’ capital:
General partner	(78,307)	(79,046)
Limited partners:
Class A Interests, 1,518,800	4,503,955	4,430,858
Class B Interests, 2,111,072	—	—

Total partners’ capital	4,425,648	4,351,812

Total liabilities and partners’ capital	$19,472,600	$19,357,328

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF REVENUES AND EXPENSES
 (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	March 31, 2007	March 31, 2006

Revenues:
Rent	$490,320	$491,898
Reimbursed expenses	107,001	78,448
Interest and other income	21,355	15,438

Total revenues	618,676	585,784

Expenses:
Interest expense	196,229	201,176
Depreciation and amortization	107,874	117,401
Management and property expenses	109,838	96,248
Administrative and management fees to related party	53,490	41,959
Professional fees and other expenses	70,386	15,643

Total expenses	537,817	472,427

Income from continuing operations	80,859	113,357

Income from discontinued operations	42,977	32,145

Net income	$123,836	$145,502

Net income attributable to:

Limited partners from continuing operations	$80,050	$112,223
Limited partners from discontinued operations	42,547	31,824

General partner from continuing operations	809	1,134
General partner from discontinuing operations	430	321

Net income	$123,836	$145,502

Income from continuing operations per weighted average Limited Partnership 100 Class A Interest outstanding	$5.32	$7.46

Income from discontinued operations per weighted average Limited Partnership 100 Class A Interest outstanding	2.83	2.12

Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$8.15	$9.58

Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$3.30	$3.30

Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

 (Unaudited)

FOR THE THREE MONTHS ENDED MARCH  31, 2007

	Total	General Partner	Class A Interests	Class B Interests
PARTNERS’ CAPITAL (DEFICIT)
January 1, 2007	$4,351,812	$(79,046)	$4,430,858	$—

1st Quarter 2007 Distribution	(50,000)	(500)	(49,500)	—
Net Income	123,836	1,239	122,597	—

PARTNERS’ CAPITAL (DEFICIT)
March 31, 2007	$4,425,648	$(78,307)	$4,503,955	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	March 31, 2007	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$80,859	$113,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,874	117,401
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	705	(13,135)
Decrease in prepaid expenses and other assets, net	23,626	12,108
Decrease in accrued interest	(636)	(587)
(Decrease) increase in accrued expenses and other liabilities	(88,418)	24,582
(Decrease) increase in accrued expenses payable to affiliates	(3,659)	1,212

Net cash provided by operating activities	120,351	254,938

CASH FLOWS FROM INVESTING ACTIVITY:
Property improvements	(5,326)	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	969	(40,156)
Principal repayments on mortgage loans payable	(65,872)	(60,960)
Cash distributions to partners	(50,000)	(50,000)

Net cash used in financing activities	(114,903)	(151,116)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	326,922	139,069
Net cash used in investing activities	(11,585)	—
Net cash provided by (used in) financing activities	8,108	(54,976)

NET INCREASE IN CASH AND CASH EQUIVALENTS	323,567	175,915

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,848,920	1,707,023

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,172,487	$1,882,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$295,742	$302,496

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2007

                The accompanying financial statements of Concord Milestone Plus, L.P., a Delaware limited partnership (the “Partnership”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended March 31, 2007 and 2006 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership’s financial statements filed on Form 10-KSB for the year ended December 31, 2006.

(1)           Discontinued operations:

                On November 21, 2006, the Partnership signed a contract for the sale of its shopping center located in Green Valley, Arizona (the “Green Valley Property”) to a third party for $12,950,000 (subject to prorations and adjustments), subject to the purchaser’s satisfactory due diligence and other closing conditions. The contract was amended effective February 21, 2007 (i) to acknowledge the purchaser’s election not to cancel the contract following the expiration of the due diligence period, (ii) to give the purchaser a credit of $200,000 against the purchase price for deferred maintenance items, and (iii) to give purchaser the option to extend the closing date by three successive periods upon making additional earnest money deposits of $50,000 each. The first such option was exercised on March 21, 2007. (See Note 2, Subsequent Events, for additional information.) There is no assurance that the sale of the Green Valley Property will be consummated as contemplated by the amended contract.

                 Based on FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities related to the Green Valley Property have been classified and presented as held for sale as of March 31, 2007, and the related results of operations for all periods disclosed have been classified and are presented as discontinued operations.

                A comparative income statement of the Green Valley Property for the three months ended March 31, 2007 and 2006 is as follows:

	March 2007	March 2006

REVENUE
Rent	$252,975	$266,419
Reimbursed expenses	105,755	91,967
Interest and other income	4,585	1,700

Total revenues	363,315	360,086

EXPENSES
Interest expense	98,876	100,731
Depreciation and amortization	45,884	71,392
Management and property expenses	155,932	136,802
Administrative and management fees to related party	18,045	18,004
Professional fees and other expenses	1,598	1,011

Total expenses	320,338	327,941

Net Income from discontinued operations	$42,977	$32,145

(2)            Subsequent Events:

                 On April 11, 2007, a group of outside investors disclosed in a Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission (the “SEC”) a tender offer to purchase up to 303,760 units of interests in the Partnership, each unit consisting of one Class A Interest and one Class B Interest, for a purchase price of $9.05 per unit, subject to reduction for certain distributions. The Partnership has decided to remain neutral with respect to the tender offer and filed the required Schedule 14D-9 with the SEC on April 25, 2007.

                On April 23, 2007, the General Partner resolved to make a cash distribution equal to $0.0326 per Class A Interest to be paid in May 2007 to the holders of Class A Interests as of March 31, 2007.

                On April 23, 2007 and May 8, 2007, respectively, the prospective purchaser of the Green Valley Property exercised the second and third options to extend the closing date of the transaction and made the corresponding additional deposits, bringing the total earnest money deposit to date to $350,000. The sale is now scheduled to close on May 23, 2007.

Item 2. Management’s Discussion and Analysis

General

                This Form 10-QSB and the documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership’s (as defined below) industry, management beliefs, and certain assumptions made by the Partnership’s management and involve known and unknown risks, uncertainties and other factors. Such factors include the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

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

Results of Operations

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

                The Partnership recognized income from continuing operations of $80,859 for the three months ended March 31, 2007 as compared to income from continuing operations of $113,357 for the same period in 2006. The decrease is primarily due to the following factors:

•	An increase in expenses from continuing operations of $65,390 or 13.8%, to $537,817 for the three months ended March 31, 2007 as compared to $472,427 for the three months ended March 31, 2006. The increase is primarily for management and property expenses of $13,589 attributable to escalating insurance premiums and $66,274 for increases in professional, accounting and legal fees related to the refinancing of loans, the sale of the Green Valley Property and accounting research on reclassification of assets held for sale. These increases were offset by a decrease in interest expense of $4,976 and depreciation expense in the aggregate amount of $9,526 for assets fully depreciated.

•	An increase of revenue from continuing operations of $32,892 or 5.6%, to $618,676 for the three months ended March 31, 2007 as compared to $585,784 for the three months ended March 31, 2006. Such increase is primarily due to $28,552 in common area maintenance and insurance reimbursed expenses by tenants and $5,917 in interest income due to higher interest rates.

                The Partnership recognized income from discontinued operations of $42,977 for the three months ended March 31, 2007 as compared to income from discontinued operations of $32,145 for the same period in 2006. The increase is primarily due to the following factors:

•	An increase of revenue from discontinued operations of $3,229 or 0.9%, to $363,315 for the three months ended March 31, 2007 as compared to $360,086 for the three months ended March 31, 2006. Such increase is primarily due to $13,788 in common area maintenance and insurance reimbursed expenses by tenants offset by a decrease in base rent of $15,023 as a result of lower occupancy rates.

•	A decrease of expenses from discontinued operations of $7,603 or 2.3%, to $320,338 for the three months ended March 31, 2007 as compared to $327,941 for the three months ended March 31, 2006. Such decrease is primarily due to $25,507 in depreciation expense related to the reclassification of the Green Valley Property as held for sale offset by an increase of $19,131 in management and property expenses due to escalating insurance premiums.

Comparison of March 31, 2007 to December 31, 2006

                Assets as of March 31, 2007 were $19,472,600 compared to $19,357,328 as of December 31, 2006.

                Assets as of March 31, 2007 consist primarily of net property of $10,929,154, cash and cash equivalents of $2,172,487, accounts receivable of $180,017, restricted cash of $39,961, net debt financing costs of $15,667 and net prepaid expenses and other assets of $149,680.

                Assets as of December 31, 2006 consist primarily of net property of $16,967,546, cash and cash equivalents of $1,848,920, accounts receivable of $226,073, restricted cash of $73,743, net debt financing costs of $23,501 and net prepaid expenses and other assets of $217,545.

                Assets held for sale as of March 31, 2007 were $5,985,634, compared to $0 as of December 31, 2006, and consist primarily of net property of $5,910,933, accounts receivable of $45,614 and net prepaid expenses and other assets of $29,087.

                Liabilities as of March 31, 2007 were $15,046,952 compared to $15,005,516 as of December 31, 2006.

                 Liabilities related to assets held for sale as of March 31, 2007 were $5,116,506, compared to $0 as of December 31, 2006, and consist primarily of a mortgage balance of $4,784,676, tenant security deposits of $81,830, and earnest money deposit under the contract for the sale of the Green Valley Property of $250,000.

                 Total partners’ capital as of March 31, 2007 was $4,425,648 compared to $4,351,812 as of December 31, 2006.

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

                The Partnership has made distributions to its partners in the past. Distributions were suspended after the second quarter of 1999 and resumed in the first quarter of 2005. A distribution of $50,000 was paid during January 2007, and an additional distribution of $50,000 is intended to be made in May 2007. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

                On November 21, 2006, the Partnership signed a contract for the sale of its shopping center located in Green Valley, Arizona (the “Green Valley Property”) to a third party for $12,950,000 (subject to prorations and adjustments), subject to the purchaser’s satisfactory due diligence and other closing conditions. The contract was amended effective February 21, 2007 (i) to acknowledge the purchaser’s election not to cancel the contract following the expiration of the due diligence period, (ii) to give the purchaser a credit of $200,000 against the purchase price for deferred maintenance items, and (iii) to give purchaser the option to extend the closing date by three successive periods upon making additional earnest money deposits of $50,000 each. On May 8, 2007, the purchaser exercised the third and final option to extend the closing date to May 23, 2007 and made the corresponding additional deposit, bringing the total earnest money deposit to date to $350,000. However, there is no assurance that the sale of the Green Valley Property will be consummated as contemplated by the amended contract. If the Green Valley Property is sold pursuant to the amended contract, then the Partnership would apply a portion of the sales proceeds to pay closing costs and the mortgage on the Green Valley Property, and it may use the balance of the sales proceeds to pay a portion of the mortgages on the Partnership’s other properties, increase its working capital reserves and/or make a distribution to its partners. However, there is no assurance that the sale of the Green Valley Property will be consummated as contemplated by the amended contract.

                The outstanding balance of the mortgage loans on the Partnership’s properties (the “Mortgage Loans”) will be due and payable on October 1, 2007. If no prepayments are made before that date (for example, in connection with the sale of the Green Valley Property), the outstanding balance of the Mortgage Loans at maturity is estimated to be $14,247,304, of which $9,509,208 correspond to the Searcy and Valencia properties and $4,738,096 correspond to the Green Valley Property. The General Partner believes that the proceeds from the sale of the Green Valley Property would be sufficient to pay off a substantial portion of the Mortgage Loans, and anticipates that the Partnership would be able to obtain financing for the balance. In addition, the General Partner believes that refinancing the Searcy and Valencia properties would provide sufficient funds, together with the Partnership’s available cash and projected cash flow, to pay off the existing Mortgage Loans regardless of whether the sale of the Green Valley Property takes place. In this regard, on

March 6, 2007, the Partnership signed applications for new mortgage loans on the Searcy and Valencia properties in the amounts of $3,500,000 and $10,800,000, respectively, subject to the lender’s underwriting criteria. In the event that the sale of the Green Valley Property does not close, however, the refinancing of the Mortgage Loans may include a new mortgage loan on the Green Valley Property along with new mortgage loans on the Partnership’s other two properties. The new loans would bear interest at a rate to be determined, would require monthly payments equal to the accrued interest, and would be due 10 years from the closing of the refinancing transaction. The General Partner believes that the Partnership will have the ability to refinance or otherwise satisfy its existing obligations under the Mortgage Loans; however, such ability will be subject to a number of factors, including but not limited to, general market conditions and the status of each of the Properties at the time. The General Partner further believes that if the Searcy and Valencia properties are refinanced, then the expected revenues and working capital will be sufficient to meet the Partnership’s ongoing operating requirements regardless of whether the Green Valley Property is sold.

                Current rules adopted by the SEC to implement Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) require the Partnership to provide it its annual reports (i) a report of management on the effectiveness of the Partnership’s internal control over financial reporting, beginning with the annual report for its first fiscal year ending on or after December 15, 2007, and (i) the auditor’s attestation report on management’s assessment of the Partnership’s internal control over financial reporting, beginning with the annual report for its first fiscal year ending on or after December 15, 2008. To assist the Partnership with its compliance with these and other SOX requirements, the Partnership believes it will need to retain the services of specialized consultants. The costs of such consultants may exceed $75,000 in 2007 and may have an adverse impact on the Partnership’s cash flow and liquidity.

                Management is not aware of any other significant trends, events, commitments for capital expenditures or uncertainties that will or are likely to materially impact the Partnership’s liquidity.

                The cash on hand at March 31, 2007 may be used (a) for the capital improvement requirements of the Partnership’s properties, (b) to pay the May 2007 distribution to partners of $50,000 and future distributions, and (c) for other general Partnership purposes, including the costs of leasing vacant or soon to be vacant space, the costs of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and other regulatory and public company costs. In addition, such cash may also be used, in combination with the proceeds from the refinancing of the Searcy and Valencia properties or the sale of the Green Valley Property, to pay down the Mortgage Loans.

                Net cash provided by operating activities of continuing operations of $120,351 for the three months ended March 31, 2007 included (i) net income of $80,859 (ii) non-cash adjustments of $107,874 for depreciation and amortization expense, and (iii) a net change in operating assets and liabilities of $68,382.

                Net cash provided by operating activities of continuing operations of $254,938 for the three months ended March 31, 2006 included (i) net income of $113,357 (ii) non cash adjustments of $117,401 for depreciation and amortization expense, and (iii) a net change in operating assets and liabilities of $24,180.

                Net cash provided by operating activities of discontinued operations was $326,922 for the three months ended March 31, 2007 compared to net cash provided by operating activities of discontinued operations of $139,069 for the same period in 2006.

                Net cash used in investing activities of continuing operations of $5,326 for the three months ended March 31, 2007 was for capital expenditures for property improvements.

                Net cash used in investing activities of continuing operations of $12,000 for the three months ended March 31, 2006 was for capital expenditures for property improvements.

                Net cash used in investing activities of discontinued operations was $11,585 for the three months ended March 31, 2007 compared to $0 for the three months ended March 31, 2006.

                Net cash used in financing activities of continuing operations of $114,903 for the three months ended March 31, 2007 included (i) principal repayments on mortgage loans payable of $65,872 (ii) an decrease in restricted cash of $969 and (iii) cash distributions to partners of $50,000.

                Net cash used in financing activities of continuing operations of $151,116 for the three months ended March 31, 2006 included (i) principal repayments on mortgage loans payable of $60,960 (ii) an increase in restricted cash of $40,156 and (iii) cash distributions to partners of $50,000.

                Net cash provided by financing activities of discontinued operations was $8,108 for the three months ended March 31, 2007, compared to net cash used by financing activities of discontinued operations of $54,976 for the same period in 2006.

Off-Balance Sheet Arrangements

                The Partnership has no off-balance sheet arrangements as contemplated by Item 303(c) of Rule S-B.

Item 3. Controls and Procedures.

                The President and Treasurer of CM Plus Corporation, the general partner of the Partnership, are the principal executive officer and principal financial officer of the Partnership and have evaluated, in accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Act”), the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) of the Act) as of the end of the period covered by this report. Based on that evaluation, the President and the Treasurer of CM Plus Corporation have concluded that as of the end of the period covered by this report the Partnership’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

                There were no changes in the Partnership’s internal control over financial reporting identified in connection with the required evaluation performed by the President and Treasurer of CM Plus Corporation that occurred during the Partnership’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Number	Description of Document

3.1	Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Prospectus included as Part I of the Partnership’s Post-Effective Amendment No. 3 to the Partnership’s Registration Statement on Form S-11 which was declared effective on April 3, 1987.

3.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.2 to the Partnership’s Form 10-K for the fiscal year ended December 31, 1987 (the “1987 Form 10-K”).

3.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.3 to the 1987 form 10-K.

3.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.4 to the 1987 Form 10-K.

3.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.5 to the 1987 Form 10-K.

3.6	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.6 to the Partnership’s Form 10-K for the fiscal year ended December 31, 1988.

10.1	Purchase and Sale Agreement and Escrow Instructions, entered into on November 21, 2006, by and between the Partnership and Holualoa Arizona, Inc. (“Holualoa”), for the sale of the Green Valley Property. Incorporated herein by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K dated November 21, 2006.

10.2	First Amendment to Purchase and Sale Agreement and Escrow Instructions, entered into as of February 21, 2007, between the Partnership and Holualoa. Incorporated herein by reference to Exhibit 10.10 to the Partnership’s Firn 10-KSB for the fiscal year ended December 31, 2006.

31.1	Certification of the principal executive officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the principal financial officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of the principal executive officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the principal financial officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 15, 2007	CONCORD MILESTONE PLUS, L.P.

(Registrant)

BY:	CM PLUS CORPORATION

General Partner

By:	/S/ Leonard Mandor

Leonard Mandor
President