Form 10QSB
period 2007-06-30
CONCORD MILESTONE PLUS L P
filed 2007-08-13
CIK 808460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes           No

As of August 1, 2007, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Transitional small business disclosure format.

Yes           No

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

BALANCE SHEETS

JUNE 30, 2007 (Unaudited) AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
Assets:
Property:
Building and improvements, at cost	$11,334,149	$17,219,167
Less: accumulated depreciation	7,378,762	11,238,655
Building and improvements, net	3,955,387	5,980,512
Land, at cost	6,930,000	10,987,034
Property, net	10,885,387	16,967,546
Cash and cash equivalents	2,555,066	1,848,920
Accounts receivable, net	155,975	226,073
Restricted cash	19,842	73,743
Debt financing costs, net	7,834	23,501
Prepaid expenses and other assets, net	241,031	217,545
Total assets	$13,865,135	$19,357,328
Liabilities:
Mortgage loans payable	$2,518,696	$14,511,612
Accrued interest	17,054	102,049
Deposits	45,448	119,541
Accrued expenses and other liabilities	104,711	268,594
Accrued expenses payable to affiliates	—	3,720
Total liabilities	2,685,909	15,005,516
Partners’ capital:
General partner	(10,772)	(79,046)
Limited partners:
Class A Interests, 1,518,800	11,189,998	4,430,858
Class B Interests, 2,111,072	—	—
Total partners’ capital	11,179,226	4,351,812
Total liabilities and partners’ capital	$13,865,135	$19,357,328

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF REVENUES AND EXPENSES
(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	June 30, 2007	June 30, 2006
Revenues:
Rent	$474,799	$481,562
Reimbursed expenses	100,720	82,934
Interest and other income	36,415	20,122
Total revenues	611,934	584,618
Expenses:
Interest expense	150,883	202,158
Depreciation and amortization	112,446	112,016
Management and property expenses	215,701	96,708
Administrative and management fees to related party	52,819	41,780
Professional fees and other expenses	74,162	38,259
Total expenses	606,012	490,921
Income from continuing operations	5,922	93,697
Income (loss) from discontinued operations (including gain on disposal of $6,806,629)	6,797,657	(11,406)
Net income	$6,803,579	$82,291
Income (loss) attributable to:
Limited partners from continuing operations	$5,863	$92,760
Limited partners from discontinued operations	6,729,680	(11,292)
General partner from continuing operations	59	937
General partner from discontinuing operations	67,977	(114)
Net Income	$6,803,579	$82,291
Income from continuing operations per weighted average Limited Partnership 100 Class A Interests outstanding	$0.39	$6.17
Income (loss) from discontinued operations per weighted average Limited Partnership 100 Class A Interests outstanding	447.57	(0.75)
Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$447.96	$5.42
Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$3.29	$3.32
Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF REVENUES AND EXPENSES
(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	June 30, 2007	June 30, 2006
Revenues:
Rent	$965,119	$973,460
Reimbursed expenses	207,721	161,383
Interest and other income	57,770	35,559
Total revenues	1,230,610	1,170,402
Expenses:
Interest expense	347,113	403,334
Depreciation and amortization	220,321	229,417
Management and property expenses	325,538	192,957
Administrative and management fees to related party	106,309	83,739
Professional fees and other expenses	144,549	53,902
Total expenses	1,143,830	963,348
Income from continuing operations	86,780	207,054
Income from discontinued operations (including gain on disposal of $6,806,629)	6,840,634	20,739
Net income	$6,927,414	$227,793
Net income attributable to:
Limited partners from continuing operations	$85,913	$204,984
Limited partners from discontinued operations	6,772,228	20,531
General partner from continuing operations	867	2,071
General partner from discontinuing operations	68,406	207
Net income	$6,927,414	$227,793
Income from continuing operations per weighted average Limited Partnership 100 Class A Interests outstanding	$5.71	$13.63
Income from discontinued operations per weighted average Limited Partnership 100 Class A Interests outstanding	450.40	1.37
Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$456.11	$15.00
Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$6.58	$6.61
Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Total	General Partner	Class A Interests	Class B Interests
PARTNERS’ CAPITAL (DEFICIT)
January 1, 2007	$4,351,812	$(79,046)	$4,430,858	$—
1st Quarter 2007 Distribution	(50,000)	(500)	(49,500)	—
2nd Quarter 2007 Distribution	(50,000)	(500)	(49,500)
Net Income	6,927,414	69,274	6,858,140	—
PARTNERS’ CAPITAL (DEFICIT)
June 30, 2007	$11,179,226	$(10,772)	$11,189,998	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,927,415	$227,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,205	365,571
Gain on disposal of assets from discontinued operation	(6,806,629)	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	70,098	(21,987)
(Increase) decrease in prepaid expenses and other assets, net	(23,918)	43,861
Decrease in accrued interest	(84,995)	(4,473)
Decrease in accrued expenses and other liabilities	(274,133)	(65,733)
Increase in accrued expenses payable to affiliates	—	1,695
Net cash provided by operating activities	74,043	546,727
CASH FLOWS FROM INVESTING ACTIVITY:
Property improvements	(78,881)	(64,141)
Proceeds on sale of property	12,750,000	—
Net cash provided by investing activities	12,671,119	(64,141)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease increase in restricted cash	53,901	4,351
Principal repayments on mortgage loans payable	(11,992,917)	(162,725)
Cash distributions to partners	(100,000)	(100,362)
Net cash used in financing activities	(12,039,016)	(258,736)
NET INCREASE IN CASH AND CASH EQUIVALENTS	706,146	223,850
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,848,920	1,707,023
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,555,066	$1,930,873
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$432,107	$609,914

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2007

The accompanying financial statements of Concord Milestone Plus, L.P., a Delaware limited partnership (the ‘‘Partnership’’), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended June 30, 2007 and 2006 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership’s financial statements filed on Form 10-KSB for the year ended December 31, 2006.

(1)    Discontinued operations:

On May 23, 2007, the Partnership completed the sale of Green Valley Mall, a shopping center located in Green Valley, Arizona (the ‘‘Green Valley Property’’), pursuant to a contract signed on November 21, 2006 and subsequently amended effective February 1, 2007. The contract sales price was $12,950,000, subject to prorations and adjustments and further adjusted by a $200,000 credit given to the purchaser for deferred maintenance items. Sales proceeds, net of prorations, adjustments and closing costs were $12,567,763 (including $350,000 in earnest money deposits previously made by the purchaser). Of this amount, the Partnership used $4,804,390 to pay off mortgage loan on the Green Valley Property, $7,071,162 to pay off the mortgage loan on the Partnership’s shopping center in Valencia, California (the ‘‘Valencia Property’’), and the balance to increase its working capital reserves.

Based on FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a comparative income statement of the Green Valley Property for the six months ended June 30, 2007 and 2006 is as follows:

	June 2007	June 2006
REVENUE
Rent	$402,230	$515,476
Reimbursed expenses	172,543	170,536
Interest and other income	5,805	3,105
Gain on sale of asset	6,812,434	—
Total revenues	7,387,207	689,117
EXPENSES
Interest expense	166,694	202,107
Depreciation and amortization	45,885	138,280
Management and property expenses	285,205	290,938
Administrative and management fees to related party	43,208	34,456
Professional fees and other expenses	5,581	2,597
Total expenses	546,573	668,378
Net Income from discontinued operations	$6,840,634	$20,739

(2)    Mortgage loan payable:

The Partnership’s shopping center in Searcy, Arkansas (the ‘‘Searcy Property’’) is subject to a mortgage loan (the ‘‘Searcy Mortgage’’), which bears interest at a fixed annual rate of 8.12%, with monthly payments of principal and interest of $21,640. The Searcy Mortgage will be due and payable on October 1, 2007, when the outstanding balance is estimated to be $2,505,980 (assuming no prepayments are made before that date). The General Partner believes that the projected cash flow from continuing operations together with the Partnership’s available working capital should provide sufficient funds to pay off the Searcy Mortgage on or before its maturity.

The Partnership completed the sale of Green Valley Mall on May 23, 3007. Sales proceeds, net of adjustments were used to pay off the mortgage loan of $4,804,390 on the Green Valley Property, $7,071,162 to pay off the mortgage loan on the Partnership’s shopping center in Valencia, California, and the balance to increase its working capital reserves.

Item 2.    Management’s Discussion and Analysis

General

This Form 10-QSB and the documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership’s industry, management beliefs, and certain assumptions made by the Partnership’s management and involve known and unknown risks, uncertainties and other factors. Such factors include the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Organization and Capitalization

The Partnership was formed on December 12, 1986, for the purpose of investing in existing income-producing commercial and industrial real estate. The general partner is CM Plus Corporation. The Partnership began operations on August 20, 1987, and currently owns and operates two shopping centers located in Searcy, Arkansas and Valencia, California.

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

Results of Operations

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

The Partnership recognized income from continuing operations of $5,922 for the three months ended June 30, 2007 as compared to income from continuing operations of $93,697 for the same period in 2006. The decrease is primarily due to the following factors:

•	An increase in expenses from continuing operations of $115,091 or 23.4%, to $606,012 for the three months ended June 30, 2007 as compared to $490,920 for the three months ended June 30, 2006. The increase is largely due to an increase in management and property expenses of $118,992 primarily attributable to escalating insurance premiums and to appraisals, land surveys and environmental studies conducted in connection with the Partnership’s efforts to refinance the Searcy and Valencia mortgage loans, (which efforts have terminated) and $46,942 for increases in professional and legal fees related to the mortgage refinancing, tender offers and costs associated with Sarbanes-Oxley compliance. These increases were offset by a decrease in interest expense of $51,275 due to the satisfaction of the mortgage loan on the Valencia Property.

•	An increase in revenue from continuing operations of $27,316 or 4.7%, to $611,934 for the three months ended June 30, 2007 as compared to $584,618 for the three months ended June 30, 2006. Such increase is primarily due to an increase of $17,786 in common area maintenance and insurance expenses reimbursed by tenants and an increase of $16,293 in interest income due to higher interest rates.

The Partnership recognized income from discontinued operations of $6,797,657 for the three months ended June 30, 2007 as compared to net loss from discontinued operations of $11,406 for the same period in 2006. The increase is primarily due to the following factors:

•	An increase in revenue from discontinued operations of $6,694,862 to $7,023,892 for the three months ended June 30, 2007 as compared to $329,030 for the three months ended June 30, 2006. Such increase is primarily due to the gain of $6,806,629 recognized on the sale of the Green Valley Property.

•	A decrease in expenses from discontinued operations of $114,201 or 33.5%, to $226,234 for the three months ended June 30, 2007 as compared to $340,437 for the three months ended June 30, 2006. Such decrease is primarily due to only two months of operating expenses attributable to the Green Valley Property, which was sold on May 23, 2007.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

The Partnership recognized income from continuing operations of $86,780 for the six months ended June 30, 2007 as compared to income from continuing operations of $207,054 for the same period in 2006. The decrease is primarily due to the following factors:

•	An increase in expenses from continuing operations of $180,482 or 18.7%, to $1,143,830 for the six months ended June 30, 2007 as compared to $963,347 for the six months ended June 30, 2006. The increase is largely due to an increase in management and property expenses of $132,581 primarily attributable to escalating insurance premiums and to appraisals, land surveys and environmental studies conducted in connection with the Partnership’s efforts to refinance the Searcy and Valencia mortgage loans (which efforts have terminated), and $113,216 for increases in professional, accounting and legal fees related to the mortgage refinancing, the reclassification of assets held for sale, tender offers and costs associated with Sarbanes-Oxley compliance. These increases were offset by a decrease in interest expense of $56,221 due to the satisfaction of the mortgage loan on the Valencia Property and a decrease in depreciation of $9,096 for assets that were fully depreciated.

•	An increase of revenue from continuing operations of $60,208 or 5.1%, to $1,230,610 for the six months ended June 30, 2007 as compared to $1,170,402 for the six months ended June 30, 2006. Such increase is primarily due to an increase of $46,338 in common area maintenance and insurance expenses reimbursed by tenants and an increase of $22,211 in interest income due to higher interest rates.

The Partnership recognized income from discontinued operations of $6,840,634 for the six months ended June 30, 2007 as compared to income from discontinued operations of $20,739 for the same period in 2006. The increase is primarily due to the following factors:

•	An increase in revenue from discontinued operations of $6,698,090, to $7,387,207 for the six months ended June 30, 2007 as compared to $689,117 for the six months ended June 30, 2006. Such increase is primarily due to the gain of $6,806,629 recognized on the sale of the Green Valley Property.

•	A decrease in expenses from discontinued operations of $121,805 or 18.2%, to $546,573 for the six months ended June 30, 2007 as compared to $668,378 for the six months ended June 30, 2006. Such decrease is primarily due to only five months of operating expenses attributable to the Green Valley Property, which was sold on May 23, 2007.

Liquidity and Capital Resources

The General Partner believes that the Partnership’s expected revenue and working capital are sufficient to meet the Partnership’s current and foreseeable future operating requirements. The General Partner is not aware of any significant trends, events, commitments for capital expenditures or uncertainties that will or are likely to materially impact the Partnership’s liquidity other than as discussed below. Nevertheless, because the revenues and expenses of the Partnership will depend on market and other conditions beyond the Partnership’ control, a possibility exists that cash flow deficiencies may occur.

The Partnership has made distributions to its partners in the past. Distributions were suspended after the second quarter of 1999 and resumed in the first quarter of 2005. A distribution of $50,000 was paid during January 2007, and an additional distribution of $50,000 was paid May 2007. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

On May 23, 2007, the Partnership completed the sale of the Green Valley Property, pursuant to a contract signed on November 21, 2006 and subsequently amended effective February 1, 2007. The contract sales price was $12,950,000, subject to prorations and adjustments and further adjusted by a $200,000 credit given to the purchaser for deferred maintenance items. Sales proceeds, net of prorations, adjustments and closing costs were $12,567,763 (including $350,000 in earnest money deposits previously made by the purchaser). Of this amount, the Partnership used $4,804,390 to pay off mortgage loan on the Green Valley Property, $7,071,162 to pay off the mortgage loan on the Valencia Property, and the balance to increase its working capital reserves.

The Searcy Mortgage will be due and payable on October 1, 2007. If no prepayments are made before that date, the outstanding balance of the Searcy Mortgage at maturity is estimated to be $2,505,980. The General Partner believes that the projected cash flow from continuing operations together with the Partnership’s available working capital should provide sufficient funds to pay off the Searcy Mortgage on or before its maturity.

The interest expense of the Partnership has been significantly reduced as a result of the satisfaction of the mortgage loans on the Green Valley and Valencia properties, and may be eliminated by October 1, 2007 when the Searcy Mortgage matures. In addition, certain expenses incurred during the three-month period ended June 30, 2007 in connection with the Partnership’s efforts to refinance the Searcy and Valencia mortgage loans are non-recurring. Because of the decrease in interest expense and the non-recurring nature of the expenses related to the efforts to refinance the mortgage loans, the General Partner anticipates that, all other things being equal, the Partnership’s income and net cash flow from continuing operations should increase in future quarters.

The cash on hand at June 30, 2007 will be primarily used to pay-off the Searcy Mortgage and also may be used for the capital improvement requirements of the Partnership’s properties and for other general Partnership purposes, including the costs of leasing vacant or soon to be vacant space, the costs of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and other regulatory and public company costs.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements as contemplated by Item 303(c) of Rule S-B.

Item 3.    Controls and Procedures.

The President and Treasurer of CM Plus Corporation, the general partner of the Partnership, are the principal executive officer and principal financial officer of the Partnership and have evaluated, in accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the ‘‘Act’’), the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) of the Act) as of the end of the period covered by this report. Based on that evaluation, the President and the Treasurer of CM Plus Corporation have concluded that as of the end of the period covered by this report the Partnership’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II — OTHER INFORMATION

Item 6.    Exhibits

Number	Description of Document
3.1	Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Prospectus included as Part I of the Partnership’s Post-Effective Amendment No. 3 to the Partnership’s Registration Statement on Form S-11 which was declared effective on April 3, 1987.
3.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.2 to the Partnership’s Form 10-K for the fiscal year ended December 31, 1987 (the ‘‘1987 Form 10-K’’).
3.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.3 to the 1987 form 10-K.
3.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.4 to the 1987 Form 10-K.
3.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.5 to the 1987 Form 10-K.
3.6	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.6 to the Partnership’s Form 10-K for the fiscal year ended December 31, 1988.
10.1	Purchase and Sale Agreement and Escrow Instructions, entered into on November 21, 2006, by and between the Partnership and Holualoa Arizona, Inc. (‘‘Holualoa’’), for the sale of the Green Valley Property. Incorporated herein by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K dated November 21, 2006.
10.2	First Amendment to Purchase and Sale Agreement and Escrow Instructions, entered into as of February 21, 2007, between the Partnership and Holualoa. Incorporated herein by reference to Exhibit 10.10 to the Partnership’s Form 10-KSB for the fiscal year ended December 31, 2006.
31.1	Certification of the principal executive officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the principal financial officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the principal executive officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of the principal financial officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 10, 2007	CONCORD MILESTONE PLUS, L.P. (Registrant)
	By:	CM PLUS CORPORATION
General Partner
	By:	/S/ Leonard Mandor
Leonard Mandor President