Form 10QSB
period 2007-09-30
CONCORD MILESTONE PLUS L P
filed 2007-11-14
CIK 808460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

As of November 1, 2007, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

Transitional small business disclosure format.

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONCORD MILESTONE PLUS, L.P.

(a Limited Partnership)

BALANCE SHEETS

SEPTEMBER 30, 2007 (Unaudited) AND DECEMBER 31, 2006

	September 30, 2007	December 31,2006
Assets:
Property:
Building and improvements, at cost	$11,376,549	$17,219,167
Less: accumulated depreciation	7,483,340	11,238,655
Building and improvements, net	3,893,209	5,980,512
Land, at cost	6,930,000	10,987,034
Property, net	10,823,209	16,967,546
Cash and cash equivalents	360,816	1,848,920
Accounts receivable, net	136,673	226,073
Restricted cash	—	73,743
Debt financing costs, net	—	23,501
Prepaid expenses and other assets, net	199,315	217,545
Total assets	$11,520,013	$19,357,328
Liabilities:
Mortgage loans payable	$—	$14,511,612
Accrued interest	—	102,049
Deposits	47,298	119,541
Accrued expenses and other liabilities	95,211	268,594
Accrued expenses payable to affiliates	—	3,720
Total liabilities	142,509	15,005,516
Partners’ capital:
General partner	(8,789)	(79,046)
Limited partners:	—	—
Class A Interests, 1,518,800	11,386,293	4,430,858
Class B Interests, 2,111,072	—	—
Total partners’ capital	11,377,504	4,351,812
Total liabilities and partners’ capital	$11,520,013	$19,357,328

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.

(a Limited Partnership)

STATEMENTS OF REVENUES AND EXPENSES

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30, 2007	September 30, 2006
Revenues:
Rent	$478,683	$498,996
Reimbursed expenses	80,824	67,873
Interest and other income	22,460	21,810
Total revenues	581,967	588,679
Expenses:
Interest expense	37,418	203,152
Depreciation and amortization	112,412	111,084
Management and property expenses	174,801	153,023
Administrative and management fees to related party	39,413	41,801
Professional fees and other expenses	37,824	31,747
Total expenses	401,868	540,807
Income from continuing operations	180,099	47,872
Income (loss) from discontinued operations	18,179	(3,233)
Net income	$198,278	$44,639
Income (loss) attributable to:
Limited partners from continuing operations	$178,297	$47,393
Limited partners from discontinued operations	17,998	(3,201)
General partner from continuing operations	1,801	479
General partner from discontinued operations	182	(32)
Net Income	$198,278	$44,639
Income from continuing operations per weighted average Limited Partnership 100 Class A Interests outstanding	$11.86	$3.15
Income (loss) from discontinued operations per weighted average Limited Partnership 100 Class A Interests outstanding	1.20	(0.21)
Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$13.06	$2.94
Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	—	$3.27
Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.

(a Limited Partnership)

STATEMENTS OF REVENUES AND EXPENSES

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30, 2007	September 30, 2006
Revenues:
Rent	$1,443,802	$1,472,456
Reimbursed expenses	288,546	229,256
Interest and other income	80,229	57,369
Total revenues	1,812,577	1,759,081
Expenses:
Interest expense	384,530	606,485
Depreciation and amortization	332,733	340,501
Management and property expenses	500,340	345,980
Administrative and management fees to related party	145,722	125,540
Professional fees and other expenses	182,374	85,648
Total expenses	1,545,699	1,504,154
Income from continuing operations	266,878	254,927
Income from discontinued operations (including gain on disposal of $6,806,629)	6,858,814	17,505
Net income	$7,125,692	$272,432
Net income attributable to:
Limited partners from continuing operations	$264,210	$252,378
Limited partners from discontinued operations	6,790,225	17,330
General partner from continuing operations	2,669	2,549
General partner from discontinued operations	68,588	175
Net income	$7,125,692	$272,432
Income from continuing operations per weighted average Limited Partnership 100 Class A Interests outstanding	$17.57	$16.78
Income from discontinued operations per weighted average Limited Partnership 100 Class A Interests outstanding	451.59	1.16
Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$469.17	$17.94
Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$6.58	$9.88
Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.

(a Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Total	General Partner	Class A Interests	Class B Interests
PARTNERS’ CAPITAL (DEFICIT)
January 1, 2007	$4,351,812	$(79,046)	$4,430,858	$—
1st Quarter 2007 Distribution	(50,000)	(500)	(49,500)	—
2nd Quarter 2007 Distribution	(50,000)	(500)	(49,500)	—
3rd Quarter 2007 Distribution	—	—	—	—
Net Income	7,125,692	71,257	7,054,435	—
PARTNERS’ CAPITAL (DEFICIT)
September 30, 2007	$11,377,504	$(8,789)	$11,386,293	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.

(a Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,125,692	$272,432
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	378,617	544,481
Gain on disposal of assets from discontinued operation	(6,806,629)	—
Change in operating assets and liabilities:
Decrease in accounts receivable	89,400	30,356
Decrease (increase) in prepaid expenses and other assets, net	17,799	(264,576)
Decrease in accrued interest	(102,049)	(5,010)
(Decrease) increase in accrued expenses and other liabilities	(281,784)	52,712
Increase in accrued expenses payable to affiliates	—	(2,282)
Net cash provided by operating activities	421,046	628,113
CASH FLOWS FROM INVESTING ACTIVITY:
Property improvements	(121,281)	(99,796)
Proceeds from sale of property	12,750,000	–
Net cash provided by (used in) investing activities	12,628,719	(99,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	73,743	(46,420)
Principal repayments on mortgage loans payable	(14,511,612)	(243,313)
Cash distributions to partners	(100,000)	(149,980)
Net cash used in financing activities	(14,537,869)	(439,713)
NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(1,488,104)	88,603
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,848,920	1,707,023
CASH AND CASH EQUIVALENTS, END OF PERIOD	$360,816	$1,795,626
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$551,224	$910,624

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.

(a Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

The accompanying financial statements of Concord Milestone Plus, L.P., a Delaware limited partnership (the “Partnership”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended September 30, 2007 and 2006 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership’s financial statements filed on Form 10-KSB for the year ended December 31, 2006.

1) Discontinued operations:

On May 23, 2007, the Partnership completed the sale of Green Valley Mall, a shopping center located in Green Valley, Arizona (the “Green Valley Property”), pursuant to a contract signed on November 21, 2006 and subsequently amended effective February 1, 2007. The contract sales price was $12,950,000, subject to prorations and adjustments and further adjusted by a $200,000 credit given to the purchaser for deferred maintenance items. Sales proceeds, net of prorations, adjustments and closing costs, were $12,567,763 (including $350,000 in earnest money deposits previously made by the purchaser). Of this amount, the Partnership used $4,804,390 to satisfy the mortgage loan on the Green Valley Property, $7,071,162 to satisfy the mortgage loan on the Partnership’s shopping center in Valencia, California (the “Valencia Property”), and the balance to increase its working capital reserves.

Based on FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a comparative income statement of the Green Valley Property for the nine months ended September 30, 2007 and 2006 is as follows:

	September 2007	September 2006
REVENUE
Rent	$402,230	$768,161
Reimbursed expenses	172,543	268,842
Interest and other income	26,483	6,189
Gain on sale of asset	6,806,629	—
Total revenues	7,407,885	1,043,192
EXPENSES
Interest expense	166,694	304,139
Depreciation and amortization	45,885	206,755
Management and property expenses	287,704	458,505
Administrative and management fees to related party	43,208	52,160
Professional fees and other expenses	5,581	4,128
Total expenses	549,071	1,025,687
Net Income from discontinued operations	$6,858,814	$17,505

At the time of the sale of the Green Valley Property, the related assets and liabilities consisted of net property of $5,910,933 and a mortgage loan balance of $4,804,390, respectively.

2) Mortgage loan payable:

On September 4, 2007, the Partnership satisfied the mortgage loan on its shopping center in Searcy, Arkansas (the “Searcy Property”), with a balance of $2,510,059, using cash flow from continuing operations together with available working capital. Previously, the Partnership had satisfied the mortgage loans on the Green Valley and Valencia properties, with balances of $4,804,390 and $7,071,162, respectively, using a portion of the proceeds from the May 23, 2007 sale of the Green Valley Property.

3) Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership has not completed its evaluation of the impact of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115) which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Partnership has not completed its evaluation of the impact of the adoption of SFAS 159.

Item 2. Management’s Discussion and Analysis

General

This Form 10-QSB and the documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Partnership’s industry, management beliefs, and certain assumptions made by the Partnership’s management and involve known and unknown risks, uncertainties and other factors. Such factors include the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods; availability and creditworthiness of prospective tenants; lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Organization and Capitalization

The Partnership was formed on December 12, 1986, for the purpose of investing in existing income-producing commercial and industrial real estate. The general partner is CM Plus Corporation. The Partnership began operations on August 20, 1987, and currently owns and operates two shopping centers located in Searcy, Arkansas and Valencia, California.

The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership’s real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of Bonds and 36 Class B Interests. The Partnership redeemed all of the outstanding Bonds as of September 30, 1997 with the proceeds of three fixed rate mortgage loans, all of which have been satisfied. Each Equity Unit consists of 100 Class A Interests and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 which represent the Class B Interests from the sale of the Bond Units.

Results of Operations

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

The Partnership recognized income from continuing operations of $180,099 for the three months ended September 30, 2007, as compared to income from continuing operations of $47,872 for the same period in 2006. The increase is primarily due to the following factors:

•

A decrease in expenses from continuing operations of $138,939 or 25.7%, to $401,868 for the three months ended September 30, 2007, as compared to $540,807 for the three months ended September 30, 2006. The decrease is largely due to a decrease in interest expense of $165,734 due to the satisfaction of the mortgage loans on the Searcy and Valencia properties. This decrease was partially offset by an increase in management and property expenses of $21,778 attributable primarily to leasing costs associated with new leases and by an increase in professional fees of $6,077 related to tender offers.

•

A decrease in revenue from continuing operations of $6,712 or 1.1%, to $581,967 for the three months ended September 30, 2007, as compared to $588,679 for the three months ended September 30, 2006. A net decrease of $20,313 in base rent at the Valencia Property is primarily due to a decrease in occupancy. This decrease was partially offset by an increase of $12,951 in common area maintenance and insurance expenses reimbursed by tenants.

The Partnership recognized income from discontinued operations of $18,179 for the three months ended September 30, 2007, as compared to a net loss from discontinued operations of $3,233 for the same period in 2006. The increase is primarily due to the following factors:

•

Revenues from discontinued operations of $20,678 for the three months ended September 30, 2007 are attributable to the reimbursement of insurance premiums from the cancellation of insurance on the Green Valley Property, which was sold on May 23, 2007.

•	Expenses from discontinued operations of $2,498 for the three months ended September 30, 2007 are wind up expenses of the Green Valley Property, which was sold on May 23, 2007.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

The Partnership recognized income from continuing operations of $266,878 for the nine months ended September 30, 2007, as compared to income from continuing operations of $254,927 for the same period in 2006. The increase is primarily due to the following factors:

•

An increase in revenue from continuing operations of $53,496 or 3%, to $1,812,577 for the nine months ended September 30, 2007, as compared to $1,759,081 for the nine months ended September 30, 2006. The net increase is related to $59,290 of common area maintenance and insurance expenses reimbursed by tenants and an increase of $22,860 in interest income due to higher interest rates, which was partially offset by a decrease in base rent of $28,655 at the Valencia Property primarily due to a decrease in occupancy.

•

An increase in expenses from continuing operations of $41,545 or 2.8%, to $1,545,699 for the nine months ended September 30, 2007, as compared to $1,504,154 for the nine months ended September 30, 2006. The increase is largely due to an increase in administrative, management and property expenses of $174,542, primarily attributable to costs associated with new leases, costs related to sale of the Green Valley Property, appraisals, land surveys and environmental studies conducted in connection with the Partnership’s efforts to refinance the Searcy and Valencia mortgage loans (which efforts have terminated), and an increase in professional, accounting and legal fees of $96,726, related to the mortgage refinancing, the reclassification of assets held for sale, tender offers and costs associated with Sarbanes-Oxley compliance. These increases were partially offset by a decrease in interest expense of $221,955 due to the satisfaction of the mortgage loan on the Valencia and Searcy properties and a decrease in depreciation of $7,768 for assets that were fully depreciated.

The Partnership recognized income from discontinued operations of $6,858,814 for the nine months ended September 30, 2007, as compared to income from discontinued operations of $17,505 for the same period in 2006. The increase is primarily due to the following factors:

•

An increase in revenue from discontinued operations of $6,364,692, to $7,407,885 for the nine months ended September 30, 2007, as compared to $1,043,193 for the nine months ended September 30, 2006. Such increase is primarily due to the gain of $6,806,629 recognized on the sale of the Green Valley Property and an insurance reimbursement of $20,678 for cancellation of premium.

•

A decrease in expenses from discontinued operations of $476,616 or 46.4%, to $549,071 for the nine months ended September 30, 2007, as compared to $1,025,687 for the nine months ended September 30, 2006. Such decrease is primarily due to only five months of operating expenses attributable to the Green Valley Property, which was sold on May 23, 2007, and wind up expenses of $2,498 after the sale.

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

On May 23, 2007, the Partnership completed the sale of the Green Valley Property, pursuant to a contract signed on November 21, 2006 and subsequently amended effective February 1, 2007. The contract sales price was $12,950,000, subject to prorations and adjustments and further adjusted by a $200,000 credit given to the purchaser for deferred maintenance items. Sales proceeds, net of prorations, adjustments and closing costs were $12,567,763 (including $350,000 in earnest money deposits previously made by the purchaser). Of this amount, the Partnership used $4,804,390 to satisfy the mortgage loan on the Green Valley Property, $7,071,162 to satisfy the mortgage loan on the Valencia Property, and the balance to increase its working capital reserves. On September 4, 2007, the Partnership satisfied the mortgage loan on the Searcy Property, with a balance of $2,510,059, using cash flow from continuing operations together with the Partnership’s available working capital.

In August 2007, the Partnership was informed that the Dunlap Company, one of the tenants at the Searcy Property, had become insolvent and was conducting an out-of-court liquidation pursuant to an agreement with the unofficial committee of its unsecured creditors. The Dunlap lease provided for a total annual rent of $106,380 (including common area maintenance charges and insurance reimbursement) and was scheduled to expire on January 31, 2011. The Partnership agreed to an early termination of the lease, effective as of September 17, 2007. Dunlap paid rent through that date, and vacated the space during the month of September 2007. Rather than pursuing a claim against Dunlap for the remaining portion of the lease, which the Partnership believes would not result in any significant recovery because of Dunlap’s insolvency, the Partnership assigned such claim to Dunlap’s liquidation consultant, Gordon Brothers Retail Partners LLC, in exchange for (i) $12,837.60, or 12% of $106,980, which is the estimated amount of the claim that would be allowable in a bankruptcy proceeding as lease rejection damages under Section 502(b)(6) of the United Stated Bankruptcy Code, and (ii) a share of the proceeds of the liquidation, net of various expenses and liabilities, which will be divided pro-rata among the unsecured creditors of Dunlap who agreed to the out-of-court liquidation. The Partnership does not expect that the proceeds of Dunlap’s liquidation will be high enough to result in any additional payments to the Partnership and the other unsecured creditors.

The Dunlap store, operated under the MM Cohn brand, was the smaller of two anchor tenants at the Searcy Property. The space, measuring 15,600 square feet, represents approximately 20% of the total gross leasable area of the Searcy Property. The other tenants are a J.C. Penney department store occupying approximately half of the gross leasable area of the property, and eight smaller tenants, none of which occupies more than 10%. The occupancy rate at the Searcy Property was 98.7% and 98.7% as of December 31, 2006 and 2005, respectively. The Partnership has started marketing the space to find a suitable replacement tenant. The Partnership cannot predict how much it will cost to find a new tenant, how soon the space will be leased or the terms of any new lease. In addition to lost rental income and leasing expenses, the vacancy of the Dunlap space can have other material adverse effects on the Partnership’s operations at the Searcy Property. For example, the vacancy may reduce traffic at the property, negatively affecting percentage rents and impairing the Partnership’s ability to retain other tenants or to renew their leases on favorable terms. While the J.C. Penney lease does not expire until 2012, one of the other leases is on a month-to-month basis, three more will expire in 2008 and none of the other four leases have current terms that extend beyond 2011. The Partnership cannot determine the long-term effects of the vacancy or of the eventual occupancy of the space by a new anchor tenant.

The Partnership has made distributions to its partners in the past. Distributions were suspended after the second quarter of 1999 and resumed in the first quarter of 2005. A distribution of $50,000 was paid in January 2007, and an additional distribution of $50,000 was paid in May 2007. The Partnership intends to make a third distribution of $50,000 in November 2007. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

The cash on hand at September 30, 2007 may be used for the capital improvement requirements of the Partnership’s properties and for other general Partnership purposes, including the costs of leasing vacant or soon to be vacant space, the costs of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and other regulatory and public company costs.

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

DATE: November 14, 2007	CONCORD MILESTONE PLUS, L.P.
(Registrant)

By:	CM PLUS CORPORATION
General Partner

By:	/s/ Leonard Mandor
Leonard Mandor President