Form 10KSB
period 2007-12-31
CONCORD MILESTONE PLUS L P
filed 2008-03-31
CIK 808460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007
Commission file number 000-16757

CONCORD MILESTONE PLUS, L.P.

(Name of small business issuer in its charter)

DELAWARE	52-1494615
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
200 CONGRESS PARK DRIVE, SUITE 205, DELRAY BEACH, FLORIDA	33445
(Address of principal executive offices)	(Zip Code)
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

State the issuer’s revenues for its most recent fiscal year: $3,024,102

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

As of March 28, 2008, 1,518,800 Class A Interests and 2,111,072 Class B Interests were outstanding.

Transitional Small Business Disclosure Format (check one)    Yes     No

CONCORD MILESTONE PLUS, L.P.
2007 FORM 10-KSB ANNUAL REPORT

PART I

This Annual Report on Form 10-KSB (this ‘‘Report’’) and any documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Such forward-looking statements are based on current expectations, estimates and projections about the Partnership’s (as defined below) industry, management beliefs, and certain assumptions made by the Partnership’s management and involve known and unknown risks, uncertainties and other factors. Such factors include, among other things, the following: general economic and business conditions, which will affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Description of Business.

(a)	Business Development.

Concord Milestone Plus, L.P. (the ‘‘Partnership’’) was organized as a Delaware limited partnership on December 12, 1986 with CM Plus Corporation, a Delaware corporation as its general partner (the ‘‘General Partner’’). Since December 28, 2001 the General Partner has been wholly owned by Milestone Properties, Inc. (‘‘MPI’’), a Delaware corporation. MPI reorganized its subsidiaries on that date and as a result the General Partner is now a wholly owned subsidiary of MPI. This reorganization had no effect on the General Partner or the Partnership. The Partnership is engaged in the business of owning and operating shopping centers. The General Partner’s only activity is that of being the general partner for the Partnership. CMP Beneficial Corp., a wholly owned subsidiary of MPI, was organized under Delaware law in December 1986 for the sole purpose of holding limited partnership interests in the Partnership for the benefit of holders of the Class A Interests and Class B Interests and has engaged in no business activities other than fulfilling its obligations under the Amended and Restated Agreement of Limited Partnership of the Partnership (the ‘‘Partnership Agreement’’).

(b)	Business of Issuer.

The Partnership has only one industry segment, commercial real estate.

The Partnership was formed for the purpose of investing in existing income-producing commercial and industrial real estate, such as shopping centers, office buildings, free-standing commercial buildings, warehouses and distribution centers. The Partnership currently owns and operates two shopping centers (and the land they are situated on), one located in Searcy, Arkansas (the ‘‘Searcy Property’’) and the other located in Valencia, California (the ‘‘Valencia Property’’). A third shopping center, located in Green Valley, Arizona (the ‘‘Green Valley Property’’) was sold by the Partnership on May 23, 2007. The operating results of the Green Valley Property are presented as discontinued operations in the financial statements.

The amount of revenues from tenants attributable to the Searcy Property and the Valencia Property (collectively, the ‘‘Properties’’) was (i) $561,086 and $1,775,973, respectively, for the fiscal year ended December 31, 2007, (ii) $569,396 and $1,761,279, respectively, for the fiscal year ended December 31, 2006, and (iii) $547,414 and $1,728,779, respectively, for the fiscal year ended December 31, 2005. The amount of revenues from tenants attributable to the Green Valley Property was (i) $601,256.11 for the portion of the fiscal year ended December 31, 2007, during which the Partnership owned the Green Valley Property, (ii) $1,393,582 for the fiscal year ended December 31, 2006, and (iii) $1,386,435 for the fiscal year ended December 31, 2005. The proceeds from the sale of the Green Valley Property, net of transaction expenses, prorations and the satisfaction of the mortgage loan on such property, were $7,763,373. None of the tenants are affiliates of the Partnership.

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

Taxes.    The Partnership’s adjusted federal income tax basis for the Searcy Property is approximately $2,458,399 of which $430,000 is allocated to land and $2,028,399 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 years using the straight-line method of cost recovery. The realty tax rate and the annual realty taxes paid in 2007 for the Searcy Property were 40.90 mills and $28,860, respectively.

Competition.    There are three shopping centers within two miles to the west of the Town and Country Plaza on Race Avenue. The first shopping center consists of a Goody’s department store and various smaller stores. The second shopping center consists of a Fred’s discount store, a Warehouse Foods store, a Sears catalog store and two satellite stores. The third center consists of a Kroger food store and a Revco drugstore. Directly across the highway from the Searcy Property are a Wal-Mart superstore and a Lowes store surrounded by several outparcels. This Wal-Mart relocated from the Town and Country Plaza in 1992. Hastings Book and Music, Big Lots, Hibetts Sports and TSC Tractor Supply currently occupy Wal-Mart’s former space in the Town and Country Plaza.

Operating and Tenant Information.    As of March 28, 2008, there were ten tenants at the Searcy Property, including one anchor tenant, and the occupancy rate was 80.11%. The anchor tenant is a J.C. Penney department store, which occupies approximately half of the total gross leasable area. The other nine tenants provide a variety of goods and services, and none of them occupies 10% or more of the total gross leasable area.

A second anchor space of 15,600 square feet, representing approximately 20% of the total gross leasable area of the Searcy Property, is currently vacant. That space was occupied until September 2007 by a Dunlap Company department store operated under the MM Cohn brand. The Dunlap Company lease provided for a total annual rent of $106,380 and was scheduled to expire on January 31, 2011. However, in August 2007, the Partnership was informed that the Dunlap Company had become insolvent and was conducting an out-of-court liquidation. The Partnership agreed to an early termination of the lease, effective as of September 17, 2007, and the Dunlap Company paid rent through that date.

The Partnership has started marketing the space formerly occupied by the Dunlap Company to find a suitable replacement tenant. The Partnership cannot predict how much it will cost to find a new tenant, how soon the space will be leased or the terms of any new lease. In addition to lost rental income and leasing expenses, the vacancy of this space can have other material adverse effects on the Partnership’s operations at the Searcy Property. For example, the vacancy may reduce traffic at the property, negatively affecting percentage rents and impairing the Partnership’s ability to retain other tenants or to renew their leases on favorable terms. The Partnership cannot determine the long-term effects of the vacancy or of the eventual occupancy of the space by a new anchor tenant.

The occupancy rate was 80.11% and 98.7% as of December 31, 2007 and 2006, respectively. Tables 1 and 2 of this Report further describe and summarize certain operating data and tenant information for the Searcy Property as of December 31, 2007.

There are at present no options or contracts for the sale of the Searcy Property.

Old Orchard Shopping Center
Valencia, California

Location.    The Valencia Property, a retail center known as the Old Orchard Shopping Center, is situated on a parcel of approximately 9.94 acres that has frontages on Lyons Avenue and Orchard Village Road in the town of Valencia, California. Valencia is located in the Santa Clarita Valley in Los Angeles County, approximately 35 miles north of Los Angeles. The Old Orchard Shopping Center is located on the northwest corner of Lyons Avenue and Orchard Village Road in a heavily developed commercial area. Lyons Avenue is improved with shopping centers, fast food restaurants, housing developments and free standing convenience stores. The surrounding area is densely populated with apartments, condominiums and single family residences.

Description.    The Old Orchard Shopping Center is an eight building, one-story masonry and steel shopping center complex that was originally constructed in 1965. During 1985 and 1986, the shopping center was renovated and enlarged, and in 2007 a new survey revealed that the actual gross leasable area resulting from the renovations two decades earlier was 103,613 square feet, not 103,413 square feet as originally thought. There remains no undeveloped or unimproved property. The exterior construction is pre-cast concrete, fluted block and decorative tile. The shopping center has over 478 parking spaces. In the opinion of the General Partner, the Valencia Property is adequately insured.

Taxes.    The Partnership’s adjusted federal income tax basis for the Valencia Property is $9,599,972, of which $6,500,000 is allocated to land and $3,099,972 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 3 to 10 years using the straight-line method of cost recovery. The realty tax rate and the annual realty taxes paid in 2007 for the Valencia Property were approximately 1.446% and $157,579, respectively.

Competition.    In 1996, a 78,000 square foot shopping center opened on Old Orchard Street across from the Valencia Property. This center includes a 46,000 square foot Ralph’s Supermarket, a 16,000 square foot drugstore and 16,000 square feet of smaller stores. This shopping center has not materially adversely affected the occupancy rate at the Valencia Property. Within two miles of the Valencia Property there are competing shopping facilities at Newhall Plaza with a Vons Food Store and 10 satellite stores, Granary Square with a Hughes Food Market, a Long’s Drugstore and 26 satellite stores, a Safeway Supermarket complemented by 14 satellite stores and the Alpha Beta Center with Alpha Beta Food stores and 16 satellite stores. In 1992, a strip center anchored by a Ralph’s Foods store opened within a mile of the Valencia Property. Several newer centers have opened three miles north-west of the Valencia Property, in an area called Stevenson Ranch, housing major national tenants such as Wal-Mart and Old Navy.

Operating and Tenant Information.    As of March 28, 2008, there were 24 tenants, including two anchor tenants, and the occupancy rate was 100%. The two anchor tenants are a Vallarta supermarket and a Rite Aid pharmacy. The other 21 tenants provide a variety of goods and services, and none of them occupies 10% or more of the total gross leasable area.

The occupancy rate was 100% as of both December 31, 2007 and 2006 (including in the occupancy rate as of December 31, 2007 a new lease for a 3,600 square foot space with a term starting on January 1, 2008). Tables 1 and 2 of this Report further describe and summarize certain operating data and tenant information for the Valencia Property as of December 31, 2007.

There are at present no options or contracts for the sale of the Valencia Property.

Mortgage Loans

During 2007, the Partnership satisfied all of its outstanding mortgage loans, and consequently the Properties are not currently encumbered by any mortgage loans.

On September 4, 2007, the Partnership satisfied the mortgage loan on the Searcy Property, with a balance of $2,510,059, from working capital. Previously, the Partnership had satisfied the mortgage loans on the Valencia Property ($7,071,162) and the Green Valley Property ($4,804,390), using a portion of the proceeds of the May 23, 2007 sale of the Green Valley Property. All three mortgage loans (the ‘‘Mortgage Loans’’) had been obtained as of September 30, 1997, in the amounts of $2,865,000 (Searcy), $8,445,000 (Valencia) and $5,400,000 (Green Valley), and were secured by cross-collateralized first mortgages on the properties.

Table 1.    Summary of Operating and Tenant Information as of December 31, 2007

Location	Property	Tenant Occupying >10% of GLA & Nature of Business	Square Feet	Base Rent per Sq. Feet		Percentage Rent & Other	Lease Expiration
Searcy, AR	Town & Country Plaza		78,436	$6.66	(1)
		J.C. Penney Department Store	39,396	$5.22		1.5% of Sales in excess of $11,820,004. Pro-rata reimbursement for real estate taxes over the base year amount. Common area maintenance reimbursed at fixed intervals over the lease term.	8/31/2012
		None (2)	15,600
Valencia, CA	Old Orchard Shopping Ctr.		103,613	$13.10	(1)
		Vallarta Supermarket Full Service Grocer	31,842	$10.00		Pro-rata reimbursement for real estate taxes, common area maintenance and insurance.	1/31/2027
		Rite Aid Pharmacy	18,125	$2.48		Rent is payable in an amount equal to 3% of the tenant’s gross sales for the previous month, but not less than $45,000 annually. Pays no reimbursed expenses.	5/31/2010

(1)	Represents the average rental rate including base and percentage rent per square foot of leased space taking rental concessions and discounts into consideration.
(2)	This space was occupied by a Dunlap Company department store until September 2007, and has since been vacant.

Table 2.    Summary of Lease Expirations as of December 31, 2007

Location	Property	Year of Lease Expiration		Number of Leases Expiring	Gross Leaseable Area Expiring (in square feet)	Annual Minimum Rent (for 2008)	% of Gross Amount Minimum Rent
Searcy, AR	Town & Country Plaza	2008		1	1,600	17,600	4.18%
		2009		1	1,560	17,386	4.13%
		2010		2	7,173	50,556	12.00%
		2011		4	12,102	116,646	27.68%
		2012		1	39,396	205,600	48.79%
		2013		1	1,005	13,613	3.23%
		Vacancies		1	15,600	—	—
		Total		11	78,436	421,401	100.00%
Valencia, CA	Old Orchard Shopping	2008		5	15,600	129,742	9.81%
		2009		1	3,640	67,107	5.07%
		2010	(1)	7	31,509	419,924	31.75%
		2011		1	352	11,432	0.86%
		2012		7	12,450	288,511	21.81%
		2013		1	420	12,612	0.95%
		2014		1	4,200	75,054	5.67%
		2027		1	31,842	318,420	24.07%
		Total		24	103,613	1,322,802	100.00%

(1)	Includes a new lease for a 3,600 square foot space with a term starting on January 1, 2008 and annual minimum rent for 2008 of $86,400.

Table 3.    Real Estate and Accumulated Depreciation as of December 31, 2007 (accrual basis)

	Initial Cost						Gross Amount at which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Write Down	Capitalized Subsequent To Acquisition	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Town & Country Plaza Searcy, AR	$0	$430,000	$3,620,000	$0	$888,282	$4,938,282	$2,945,976	08/20/87	31.5 years
Old Orchard Shopping Center Valencia, CA	0	6,500,000	5,075,000	0	1,793,267	13,368,267	4,635,913	01/22/88	31.5 years
	$0	$6,930,000	$8,695,000	$0	$2,681,549	$18,306,549	$7,581,889

		2007	2006
(A)	Reconciliation of investment properties owned:
	Beginning balance	$28,206,201	$28,098,811
	Property acquisitions/improvements	121,281	107,390
	Disposal of Green Valley	(10,020,933)
	Balance at end of period	$18,306,549	$28,206,201
(B)	Reconciliation of accumulated depreciation:
	Beginning balance	$11,238,655	$10,544,901
	Depreciation expense	453,234	693,754
	Disposal of Green Valley	(4,110,000)
	Balance at end of period	$7,581,889	$11,238,655

Commitments and Contingencies

Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the Partnership and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances, even if the problem was caused by a tenant or another party. As of March 28, 2008 the Partnership was not aware of any existing environmental conditions on the Properties that will have a material effect on the financial statements.

Item 3.	Legal Proceedings.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Equity Securities and Related Security Holder Matters.

(a)    Class A and Class B Interests are not traded on any established public trading market or on any national securities exchange and are not quoted on any national quotation system. No organized public market has developed for the interests in the Partnership. Sales of Class A and Class B Interests occur from time to time through independent broker-dealers, but to the best of the Partnership’s knowledge, as of March 28, 2008 there are no market makers for the interests. Recently published information relating to other real estate limited partnerships (which may or may not be analogous to the Partnership) indicates that sales of limited partnership interests in those partnerships occur at substantial discounts from the amounts of the original investments.

The Partnership is aware of five tender offers made during the year 2007, and one in January 2008, with respect to units consisting of one Class A Interest and one Class B Interest (each, a ‘‘Unit’’). Three of these tender offers were made by groups of entities that the Partnership believes are affiliated with MacKenzie Patterson Fuller, LP (‘‘MPF’’), and in one instance included MPF itself (each such group, an ‘‘MPF Group’’). In each of these tender offers, disclosed on separate Schedules TO filed with the Securities and Exchange Commission (the ‘‘SEC’’) on January 12, 2007, April 11, 2007 and September 11, 2007, respectively, an MPF Group offered to buy all outstanding Units not already held by the offerors and their affiliates (except for the April 11, 2007 tender offer, which was limited to 303,760 Units) for a price of $8.00, $9.05 and $10.50 per Unit, respectively, less certain distributions. In each case, the Partnership decided to remain neutral with respect to the tender offer, and filed statements to that effect with the SEC on separate Schedules 14D-9 on January 25, 2007, April 25, 2007 and September 20, 2007, respectively. Certain members of the MPF Groups had made other similar tender offers with respect to Units prior to 2007.

The other three tender offers were made by CMG Partners, LLC (‘‘CMG’’). Because CMG made no filings with the SEC with respect to its tender offers, the Partnership does not know how widely CMG may have disseminated them. The Partnership believes that CMG intended each of its tender offers to be a ‘‘mini-tender offer,’’ which is a tender offer structured to result in ownership of not more than five percent of a class of securities to avoid the filing, disclosure and procedural requirements of Section 14(d) of the Exchange Act. The Partnership learned of each of these tender offers through letters it received on May 29, 2007, September 6, 2007 and January 14, 2008, respectively. In the first two letters, CMG offered to purchase up to 4.9% of the outstanding Units for a price of $8.00 per Unit, less certain distributions. In the January 14, 2008 letter, CMG offered to purchase up to 42,000 Units (later reduced by CMG to 20,000 Units), for a price of $9.00 per Unit, less certain distributions. In each case, the Partnership decided to remain neutral with respect to the tender offer, and notified holders of Units of its decision by mail. With respect to the

September 6, 2007 tender offer by CMG, the Partnership’s response was contained in the same Schedule 14D-9 that the Partnership filed with the SEC on September 20, 2007 in connection to the September 11, 2007 tender offer by an MPF Group. Prior to 2007, CMG had made other tender offers with respect to Units similar to the tender offers described in this paragraph.

(b)    As of March 28, 2008, 1,518,800 outstanding Class A Interests and 2,111,072 outstanding Class B Interests were held by approximately 647 and 720 holders, respectively.

(c)    The Partnership is a limited partnership and, accordingly, does not pay dividends. Distributions of cash are made to its partners, from time to time in the discretion of the General Partner, depending upon distributable cash flow and certain other conditions.

During 2006, the Partnership made cash distributions as follows: $50,000 in January, of which $49,500 was paid to the holders of Class A Interests and $500 was payable to the General Partner (but such payment to the General Partner was not made until March 2007); $50,362 in May ($49,858 to holders of Class A Interests and $504 to the General Partner); $49,618 in August ($49,122 to holders of Class A Interests and $496 to the General Partner); and $50,000 in November ($49,500 to holders of Class A Interests and $500 to the General Partner).

In January 2007, May 2007 and November 2007, the Partnership made cash distributions of $50,000 each, of which $49,500 was paid to the holders of Class A Interests and $500 was paid to the General Partner. The Partnership made no distribution in the third quarter of 2007 because available cash was used to satisfy the mortgage loan on the Searcy Property.

On January 22, 2008, the Partnership made a cash distribution of $250,000, of which $247,500 was paid to the holders of Class A Interests and $2,500 was paid to the General Partner. No distributions have been made with respect to the Class B Interests.

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

As of December 31, 2007, the Partnership had made no distributions of distributable capital proceeds or uninvested offering proceeds. Before holders of Class B Interests would be entitled to receive any distributions under the provisions of the Partnership Agreement outlined above, the Partnership would have to distribute to the holders of the Class A Interests approximately $15.2 million from distributable capital proceeds, plus the amount of additional distributions (whether from distributable capital proceeds or distributable cash flow) necessary to provide the holders of the Class A Interests with a 12.5% Priority Return. In light of the foregoing, at this time the General Partner does not anticipate that the holders of the Class B Interests will participate in future distributions.

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

(e)    The Partnership did not sell any securities without registering the securities under the Securities Act within the period covered by this report.

(f)    No purchases of equity securities of the Partnership were made by or on behalf of the Partnership or any ‘‘affiliated purchasers’’ (as defined in Rule 10b-18(a)(3) promulgated under the Exchange Act) within the period covered by this report.

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

General

The Partnership conducted a public offering of Equity Units and Bond Units between April 8, 1987 and April 2, 1998, in order to fund the Partnership’s real property acquisitions. Each Equity Unit consisted of 100 Class A Interests and 100 Class B Interests. Each Bond Unit consisted of $1,000 principal amount of the Partnerships Escalating Rate Collateralized Mortgage Bonds and 36 Class B Interests. On April 14, 1988, the Partnership held its final closing on the sale of Equity Units and Bond Units. The Partnership was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units from which the Partnership received aggregate net proceeds (after deduction of sales commissions, discounts and selling agent’s expense otherwise required to be reimbursed to the General Partner and its affiliates) of $29,285,960. The Partnership purchased three shopping centers (the Searcy, Valencia and Green Valley properties) with the proceeds from this offering. On September 30, 1997, the Partnership closed three fixed rate first mortgage loans on its three properties, with an aggregate original principal amount of $16,710,000, and used the proceeds to redeem all of the outstanding Bonds. The Mortgage Loans were due on October 1, 2007.

On May 23, 2007, the Partnership completed the sale of the Green Valley Property to a third party. Pursuant to a contract signed on November 21, 2006, the sale of the Green Valley Property was subject to the purchaser’s satisfactory due diligence and other closing conditions. The contract was amended on February 21, 2007 (i) to acknowledge the purchaser’s election not to cancel the contract following the expiration of the due diligence period, (ii) to give the purchaser a credit of $200,000 against the purchase price for deferred maintenance items, and (iii) to give the purchaser the option to extend the closing date by three successive periods upon making additional earnest money deposits of $50,000 each. The contract sales price was $12,950,000, subject to prorations and adjustments and further adjusted by the $200,000 credit for deferred maintenance items mentioned above. Sales proceeds, net of prorations, adjustments and closing costs were $12,567,763 (including $350,000 in earnest money deposits previously made by the purchaser). Of this amount, the Partnership used $4,804,390 to pay off the mortgage loan on the Green Valley Property, $7,071,162 to pay off the mortgage loan on the Valencia Property, and the balance to increase its working capital reserves. The operating results of the Green Valley Property are presented as discontinued operations in the financial statements.

On September 4, 2007, the Partnership satisfied the mortgage loan on the Searcy Property, with a balance of $2,510,059, from working capital. The Properties are not currently encumbered by any mortgage loans. No further acquisitions are planned and the Partnership has no plans to raise additional capital.

The Partnership has an agreement with Milestone Property Management, Inc. (‘‘MPMI’’), an affiliate of the General Partner and a subsidiary of MPI, to provide management services to the Properties. In addition, MPMI is responsible for leasing space at the properties and actively monitors all vacancies to ensure the highest occupancy rate possible. All leasing of the Properties is negotiated and arranged by MPMI and the terms of the leases are negotiated on a lease by lease basis. During fiscal 2007, the Partnership paid or accrued $116,900 to MPMI for management fees.

Competition

The Properties owned by the Partnership face substantial competition from similar existing properties, or newly built properties, in the vicinity of the Properties. Such competition is generally for the retention of existing tenants and for new tenants upon space becoming vacant. Competition for tenants may result in the Partnership being unable to quickly re-lease space, or require the Partnership to reduce rents or provide rental concessions to tenants, resulting in a decline in cash flows. The Partnership believes that the profitability of each of the Properties is based, in part, upon its geographic location, the operations and identity of the property’s tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. The Partnership also believes that general economic circumstances and trends as well as the character and quality of new and existing properties located in the vicinity of the Properties are factors that may affect the operation and competitiveness of the Properties. See Item 2 of this Report (‘‘Description of Property’’) for further detail.

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

Sales of Real Estate.    We account for sales of real estate in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 66. For sales transactions meeting the requirements of SFAS No. 66 for full profit recognition, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes.

Discontinued Operations.    Properties that are sold or classified as held for sale are classified as discontinued operations in accordance with SFAS No. 144 and Emerging Issues Task Force (‘‘EITF’’) Issue No. 03-13, ‘‘Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,’’ (effective beginning in 2005) provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is paid off or assumed by the buyer in connection with the sale.

Allowance for Doubtful Accounts.    Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued straight-line rents receivable. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenant, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectibility of accounts receivable and accrued straight-line rents receivable prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

Property Operating Expense Recoveries.    Property operating cost recoveries from tenants (or cost reimbursements) are determined on a lease-by-lease basis. The most common types of cost reimbursements in our leases are common area maintenance (‘‘CAM’’), insurance and real estate taxes, where the tenant pays its pro-rata share of operating and administrative expenses, insurance and real estate taxes. The computation of property operating cost recovery income from tenants is complex and involves numerous judgments, including the interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly payments of CAM, insurance, real estate taxes and other cost reimbursement items. We record these payments as income each month. We make adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenants during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by mid-year.

The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those discussed above, as well as the policies listed in the footnotes to our financial statements.

Results of Operations

Comparison of Year Ended December 31, 2007 to 2006

The Partnership recognized income from continuing operations of $548,770 for the year ended December 31, 2007, compared to income from continuing operations of $325,970 for the year ended December 31, 2006. The change is primarily due to the following factors:

•	An increase in revenue from continuing operations of $15,191 or 0.63%, to $2,422,846 in the fiscal year ended December 31, 2007, from $2,407,655 in the fiscal year ended December 31, 2006. The net increase was primarily due to an increase of $87,957 in common area maintenance and insurance expenses reimbursed by tenants. This amount was offset by a decrease in base rent of $72,224, of which $47,405 is attributable to a decrease in occupancy at the Valencia property, $17,209 to the vacancy of the space formerly occupied by the Dunlap Company at the Searcy property, and $7,610 to a decrease in percentage rents at both properties.

•	A decrease in expenses from continuing operations of $207,609 or 9.97%, to $1,874,076 in the fiscal year ended December 31, 2007, from $2,081,685 in the fiscal year ended December 31, 2006. The net decrease was primarily due to a decrease in interest expense of $423,845 due to the satisfaction of the mortgage loan on the Valencia and Searcy properties and a decrease in depreciation and amortization expenses of $19,660 for assets that were fully depreciated and debt financing costs that were fully amortized.

These amounts were offset by an increase in administrative, management and property expenses of $146,457 primarily attributable to costs associated with new leases, appraisals, land surveys and environmental studies conducted in connection with the Partnership’s efforts to refinance the Searcy and Valencia mortgage loans (which efforts terminated when the sale of the Green Valley Property made such refinancing no longer necessary), and an increase in professional, accounting and legal fees of $89,437, related to the mortgage refinancing, the reclassification of assets held for sale, the tender offers and costs associated with Sarbanes-Oxley compliance.

The Partnership recognized income from discontinued operations of $6,858,814 for the year ended December 31, 2007, compared to a net loss from discontinued operations of $51,305 for the same period in 2006. The increase is primarily due to the following factors:

•	An increase in revenue from discontinued operations of $6,014,303, to $7,407,885 for the year ended December 31, 2007, as compared to $1,393,582 for the year ended December 31, 2006. Such increase is primarily due to the gain of $6,806,629 recognized on the sale of the Green Valley Property and an insurance reimbursement of $20,678 for cancellation of premium.

•	A decrease in expenses from discontinued operations of $895,815, to $549,071 for the year ended December 31, 2007, as compared to $1,444,887 for the year ended December 31, 2006. Such decrease is primarily due to only five months of operating expenses attributable to the Green Valley Property, which was sold on May 23, 2007, and wind up expenses of $2,498 after the sale.

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

For information about the sale of the Green Valley Property and the satisfaction of the Mortgage Loans, please refer to the discussion above, under the heading ‘‘General’’ in Item 6 of this Report (‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’).

In January 2007, May 2007 and November 2007, the Partnership made cash distributions of $50,000 each, of which $49,500 was paid to the holders of Class A Interests and $500 was paid to the General Partner. The Partnership made no distribution in the third quarter of 2007 because available cash was used to satisfy the mortgage loan on the Searcy Property.

In January 22, 2008, the Partnership made a cash distribution of $250,000, of which $247,500 was paid to the holders of Class A Interests and $2,500 was paid to the General Partner. No distributions have been made with respect to the Class B Interests. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

The cash on hand as of December 31, 2007 was or may be used (a) for the capital improvement requirements of the Properties, (b) to pay the January 22, 2008 distribution of $250,000 and future distributions, and (c) for other general partnership purposes, including the costs of re-leasing vacant or soon to be vacant space, the costs of regulatory compliance and other public company costs. In particular, the General Partner believes that the costs of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to document and evaluate the Partnership’s internal control over financial reporting, may be significant and material to the Partnership. Beginning in the fourth quarter of 2007, the General Partner anticipates that the costs associated with the retention and use of consultants to assist management in complying with Section 404 could range between $25,000 and $50,000.

Contractual Obligations and Commitments

None

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements as contemplated by Item 303(c) of Regulation S-B.

Item 7.    Financial Statements

INDEX TO FINANCIAL STATEMENTS

		Page No.
1. Financial Statements:
Concord Milestone Plus, L.P.
1.	Reports of Independent Registered Public Accounting Firms	18
2.	Balance Sheets, December 31, 2007 and December 31, 2006	20
3.	Statements of Revenues and Expenses for the Years Ended December 31, 2007 and 2006	21
4.	Statements of Changes in Partners’ Capital for the Years Ended December 31, 2007 and 2006	22
5.	Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	23
6.	Notes to Financial Statements	24
2. Financial Statements:
CM Plus Corporation
1.	Reports of Independent Registered Public Accounting Firms	31
2.	Balance Sheets, December 31, 2007 and December 31, 2006	33
3.	Notes to Balance Sheets	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of CM Plus Corporation,
General Partner of Concord Milestone Plus, L.P.

We have audited the accompanying balance sheet of Concord Milestone Plus, L.P. (the ‘‘Partnership’’), as of December 31, 2007, and the related statement revenues and expenses, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P., as of December 31, 2007, and the results of its operations, changes in partners’ capital and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company, LLC

Crowe Chizek and Company, LLC
Certified Public Accountants

Fort Lauderdale, Florida
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of CM Plus Corporation,
General Partner of Concord Milestone Plus, L.P.

We have audited the accompanying balance sheet of Concord Milestone Plus, L.P. (the ‘‘Partnership’’), as of December 31, 2006 and the related statements of revenues and expenses, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P. at December 31, 2006 and the results of its operations, changes in partners’ capital, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
March 27, 2007

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006
Property:
Building and improvements, at cost	$11,376,549	$11,266,853
Less: accumulated depreciation	7,581,889	7,174,108
Building and improvements, net	3,794,660	4,092,745
Land, at cost	6,930,000	6,930,000
Property, net	10,724,660	11,022,745
Cash and cash equivalents	760,359	1,848,920
Accounts receivable, net	160,979	180,723
Restricted cash	2,461	40,929
Prepaid expenses and other assets, net	181,585	197,933
Assets held for sale	—	6,066,078
Total assets	$11,830,044	$19,357,328
Liabilities:
Mortgage loans payable	—	$9,702,231
Accrued interest	—	67,882
Deposits	58,174	46,655
Accrued expenses and other liabilities	160,369	166,124
Accrued expenses payable to affiliates	2,104	3,720
Mortgage loan payable and other liabilities related to assets held for sale	—	5,018,904
Total liabilities	220,647	15,005,516
Partners’ capital:
General partner	72,776	(79,046)
Limited partners:
Class A Interests, 1,518,800 issued and outstanding	11,536,621	4,430,858
Class B Interests, 2,111,072 issued and outstanding	—	—
Total partners’ capital	11,609,397	4,351,812
Total liabilities and partners’ capital	$11,830,044	$19,357,328

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF REVENUES AND EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006
Revenues:
Rent	$1,901,017	$1,973,242
Reimbursed expenses	431,783	343,825
Interest and other income	90,046	90,588
Total revenues	2,422,846	2,407,655
Expenses:
Interest expense	384,530	808,375
Depreciation and amortization	431,281	450,941
Management and property expenses	650,516	521,196
Administrative and management fees to related party	186,871	169,733
Professional fees and other expenses	220,877	131,439
Total expenses	1,874,075	2,081,684
Income from continuing operations	548,771	325,971
Income (loss) from discontinued operations	6,858,814	(51,306)
Net income	$7,407,585	$274,665
Income (loss) attributable to:
Limited partners from continuing operations	$543,284	$322,711
Limited partners from discontinued operations	6,790,226	(50,793)
General partner from continuing operations	5,487	3,260
General partner from discontinued operations	68,588	(513)
Net Income	$7,407,585	$274,665
Income from continuing operations per weighted average Limited Partnership 100 Class A Interests outstanding	$36.13	$21.46
Income (loss) from discontinued operations per weighted average Limited Partnership 100 Class A Interests outstanding	451.60	(3.38)
Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$487.73	$18.08
Distribution per weighted average Limited Partnershhip 100 Class A Interests outstanding	$9.88	$13.17
Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Total	General Partner	Class A Interests	Class B Interests
PARTNERS’ CAPITAL (DEFICIT) January 1, 2006	$4,277,127	$(79,793)	$4,356,920	—
1st Quarter 2006 Distribution	(50,000)	(500)	(49,500)	—
2nd Quarter 2006 Distribution	(50,362)	(504)	(49,858)	—
3rd Quarter 2006 Distribution	(49,618)	(496)	(49,122)	—
4th Quarter 2006 Distribution	(50,000)	(500)	(49,500)	—
Net Income	274,665	2,747	271,918	—
PARTNERS’ CAPITAL (DEFICIT) December 31, 2006	4,351,812	(79,046)	4,430,858	—
1st Quarter 2007 Distribution	(50,000)	(500)	(49,500)	—
2nd Quarter 2007 Distribution	(50,000)	(500)	(49,500)	—
3rd Quarter 2007 Distribution	—	—	—	—
4th Quarter 2007 Distribution	(50,000)	(500)	(49,500)	—
Net Income	7,407,585	153,322	7,254,263	—
PARTNERS’ CAPITAL December 31, 2007	$11,609,397	$72,776	$11,536,621	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,407,585	$274,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	477,166	728,510
Gain on disposal of assets from discontinued operation	(6,806,629)	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	65,094	(57,441)
Decrease (increase) in prepaid expenses and other assets, net	35,529	(171,280)
Decrease in accrued interest	(102,049)	(2,310)
Decrease in accrued expenses and other liabilities	(202,031)	(10,048)
(Decrease) increase in accrued expenses payable to affiliates	(1,616)	1,008
Net cash provided by operating activities	873,050	763,104
CASH FLOWS FROM INVESTING ACTIVITY:
Property improvements	(121,281)	(107,390)
Proceeds from sale of property	12,750,000	—
Net cash provided by (used in) investing activities	12,628,719	(107,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	71,282	15,054
Principal repayments on mortgage loans payable	(14,511,612)	(328,891)
Cash distributions to partners	(150,000)	(199,980)
Net cash used in financing activities	(14,590,330)	(513,817)
NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(1,088,561)	141,897
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,848,920	1,707,023
CASH AND CASH EQUIVALENTS, END OF PERIOD	$760,359	$1,848,920
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$551,224	$1,216,385

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

1.    Organization and Capitalization

Concord Milestone Plus, L.P., a Delaware limited partnership (the ‘‘Partnership’’), was formed on December 12, 1986, to invest in existing income-producing commercial and industrial real estate, such as shopping centers, office buildings, free-standing commercial warehouses and distribution centers. Currently, the Partnership owns and operates two shopping centers (the ‘‘Properties’’), one located in Searcy, Arkansas (the ‘‘Searcy Property’’), and one located in Valencia, California (the ‘‘Valencia Property’’).

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

2.    Discontinued operations

On May 23, 2007, the Partnership completed the sale of Green Valley Mall, a shopping center located in Green Valley, Arizona (the ‘‘Green Valley Property’’). The contract sales price was $12,950,000, subject to prorations and adjustments and further adjusted by a $200,000 credit given to the purchaser for deferred maintenance items. Sales proceeds, net of prorations, adjustments and closing costs, were $12,567,763 (including $350,000 in earnest money deposits previously made by the purchaser). Of this amount, the Partnership used $4,804,390 to satisfy the mortgage loan on the Green Valley Property, $7,071,162 to satisfy the mortgage loan on the Valencia Property, and the balance to increase its working capital reserves.

Based on SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ a comparative income statement of the Green Valley Property for the year ended December 31, 2007 and 2006 is as follows:

	December 2007	December 2006
REVENUE
Rent	$402,230	$1,019,462
Reimbursed expenses	172,543	365,830
Interest and other income	26,483	8,288
Gain on sale of asset	6,806,629	—
Total revenues	7,407,885	1,393,580

EXPENSES
Interest expense	166,694	405,700
Depreciation and amortization	45,885	277,569
Management and property expenses	287,704	686,278
Administrative and management fees to related party	43,208	69,679
Professional fees and other expenses	5,581	5,660
Total expenses	549,071	1,444,886
Net Income (loss) from discontinued operations	$6,858,814	$(51,306)

At the time of the sale of the Green Valley Property, the related assets and liabilities consisted of net property of $5,910,933 and a mortgage loan balance of $4,804,390, respectively. As of December 2006, the related assets and liabilities consisted of net property of $5,944,801 and a mortgage loan balance of $4,809,390, respectively.

3.    Summary of Significant Accounting Policies

Basis of Accounting, Fiscal Year

The Partnership’s financial statements are prepared following accounting principles generally accepted in the United States of America (‘‘GAAP’’). The Partnership’s tax records are maintained on the accrual basis of accounting. Its fiscal year is the calendar year.

Reclassification

Certain 2006 amounts were reclassified to conform to the year 2007 presentation.

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

Management analyzes and adjusts the allowance for doubtful accounts based on estimated collectibility. Management determines whether an allowance needs to be made for an account based on the aging of the individual balances receivable, recent payment history, contractual terms and other qualitative factors such as status of the business relationship with the tenant. The Partnership identifies past due accounts receivable and invoices to the related tenants for finance charges, which are included in the accounts receivable. Accounts receivable are written off in the fiscal year when all legal collection procedures have been exhausted. At December 31, 2007 and 2006, the allowance for doubtful accounts receivable totaled $3,353 and $4,462, respectively.

Restricted Cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf. They include utility deposits and escrows for real estate taxes and property insurance.

Property

Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements and other depreciable assets are carried at cost, and depreciated on a straight-line basis using an estimated useful life of 2 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the lease. Total depreciation expense was $477,166 and $693,754 in 2007 and 2006, respectively. Expenditures for routine maintenance and repairs are charged to expense as incurred.

In accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ the Partnership individually reviews each of its Properties for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when the carrying amount of a property exceeds its fair value. The carrying amount of a property is not recoverable if it exceeds the sum of future net undiscounted cash flows expected from the property. No write downs for impairment of property investments were recorded in 2007 and 2006.

Income Taxes

The Partnership makes no provision for income taxes because all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership’s net assets and liabilities are $1,331,516 and $4,018,734 higher than the amounts reported for financial statement purposes at December 31, 2007 and 2006, respectively, due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes.

Debt Financing Costs

The costs to obtain the Mortgage Loans were capitalized and amortized over the term of such mortgages using the effective interest method. The accumulated amortization of the debt financing costs was $0 and $289,837 at December 31, 2007 and 2006, respectively.

Income Per Class A Interest

The Partnership follows the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 128, ‘‘Earnings per Share.’’ SFAS No. 128 requires a presentation of basic earnings per interest and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. The Partnership has no dilutive interests. Income per 100 Class A Interests amounts are computed by dividing net income allocable to the limited partners by the weighted average number of 100 Class A Interests outstanding during the year. Income per Class B Interest amounts are not presented. (See Note 4, ‘‘Partnership Agreement’’, for additional information.)

Discontinued Operations

Properties that are sold or classified as held for sale are classified as discontinued operations in accordance with SFAS No. 144 and Emerging Issues Task Force (‘‘EITF’’) Issue No. 03-13, ‘‘Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,’’ (effective beginning in 2005) provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is paid off or assumed by the buyer in connection with the sale.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the assumptions used in computing depreciation and evaluating the properties for impairment. Actual results could materially differ from those estimates.

Recently Issued Accounting Pronouncement

In December 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 141(R) (revised 2007), ‘‘Business Combinations,’’ which replaces SFAS No. 141, ‘‘Business Combinations.’’ SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well at the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership believes that the adoption of SFAS No. 141 will not have a material impact on its results of operations or financial position.

In December 2007, the FASB ratified Emerging Issues Task Force (‘‘EITF’’) Issue No. 07-6, ‘‘Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause’’ (‘‘EITF No. 07-6’’), which addresses whether a buy-sell clause represents a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS No. 66. The Partnership believes that the adoption of EITF No. 07-6 will not have a material impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.’’ SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership believes that the adoption of SFAS 159 will not have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also applies under other accounting pronouncements that require or permit fair value measurements in any new circumstances. SFAS No. 157 is effective as of January 1, 2008. On November 14, 2007, the FASB deferred the effective date of SFAS No. 157 for one year for all non-financial assets and liabilities, except for those items that are recognized or disclosed in the financial statements on a recurring basis. We will adopt SFAS No. 157 in the first quarter of 2008 and are currently evaluating the impact this statement may have on our financial condition and results of operations.

In September 2006, the SEC released Staff Accounting Bulletin (‘‘SAB’’) No. 108, which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach is material. If, in transition, in evaluating misstatements following an approach not previously used by us, the effect of initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 in 2006 did not have an effect on our financial condition or results of operations.

4.    Partnership Agreement

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

As of December 31, 2007, the Partnership had made no distributions of distributable capital proceeds or uninvested offering proceeds. Before holders of Class B Interests would be entitled to receive any distributions under the provisions of the Partnership Agreement outlined above, the Partnership would have to distribute to the holders of the Class A Interests approximately $15.2 million from distributable capital proceeds, plus the amount of additional distributions (whether from distributable capital proceeds or distributable cash flow) necessary to provide the holders of the Class A Interests with a 12.5% Priority Return. In light of the foregoing, at this time the General Partner does not anticipate that the holders of the Class B Interests will participate in future distributions.

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

5.    Properties and Rent Income

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

Minimum base rental income under non-cancelable tenant lease agreements as of December 31, 2007 are as follows:

Year or Period	Minimum Base Rent
2008	$1,744,023
2009	1,544,449
2010	1,388,513
2011	985,832
2012	744,637
2013 through 2027	4,640,476
Total	$11,048,109

The above table does not include contingent rental amounts. The total contingent rentals amounts received in 2007 and 2006 were $129,502 and $137,111 respectively, with respect to continuing operations, and $19,970 and $18,850, respectively, with respect to discontinued operations. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant’s gross receipts above fixed minimum amounts and/or reimbursement of all or a portion of the tenant’s pro rata share of real estate taxes, insurance and common area maintenance expenses.

6.    Related Party Transactions

The Partnership pays fees to Milestone Property Management, Inc. (‘‘MPMI’’), an affiliate of the General Partner and a subsidiary of MPI, for customary property management services (‘‘Management Fees’’) equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property and 4 percent for the Valencia Property, and were 5 percent for the Green Valley Property until the sale of such property on May 2007. Management Fees incurred for the years ended December 31, 2007 and 2006 were $87,871 and $87,533, respectively, with respect to continuing operations, and $29,029 and $69,679, respectively, with respect to discontinued operations.

The Partnership paid or accrued $99,000 to MPI, the parent of the General Partner, for administrative services for the year ended December 31, 2007. For the year ended December 31, 2006, the Partnership paid or accrued $82,200 to MPI, for administrative fees.

7.    Mortgage Loans Payable

During 2007, the Partnership satisfied all of its outstanding mortgage loans, and consequently the Properties are not currently encumbered by any mortgage loans.

On September 4, 2007, the Partnership satisfied the mortgage loan on the Searcy Property, with a balance of $2,510,059, from working capital. Previously, the Partnership had satisfied the mortgage loans on the Valencia Property ($7,071,162) and the Green Valley Property ($4,804,390), using a portion of the proceeds of the May 23, 2007 sale of the Green Valley Property. All three mortgage loans (the ‘‘Mortgage Loans’’) had been obtained as of September 30, 1997, in the amounts of $2,865,000 (Searcy), $8,445,000 (Valencia) and $5,400,000 (Green Valley), and were secured by cross-collateralized first mortgages on the properties.

As of December 31, 2007, the Mortgage Loans were fully satisfied and have no outstanding balance. The Mortgage Loans and related terms as of December 31, 2006 are summarized as follows:

Property/Location	Outstanding Principal Balance at Dec. 31, 2006	Fixed Annual Interest Rate (%)	Monthly Payments of Principal and Interest
Searcy, AR	$2,544,457	8.125	$21,640
Valencia, CA	7,157,774	8.125	65,881
Green Valley, AZ	4,809,381	8.250	41,252
Total	$14,511,612		$128,773

8.    Fair Value of Financial Instruments

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

Disclosures about the fair value of financial instruments are based on relevant information available to us at December 31, 2007. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

9.    Commitments and Contingencies

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

From time to time, the Partnership is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Partnership. At December 31, 2007, management believes that any such outstanding issues can be resolved without significantly impairing the financial condition of the Partnership.

10.    Subsequent Events

On January 21, 2008, the Partnership made a cash distribution of $250,000, of which $247,500 was paid to the holders of Class A Interests and $2,500 was paid to the General Partner.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of CM Plus Corporation

We have audited the accompanying balance sheet of CM Plus Corporation (the ‘‘Corporation’’), as of December 31, 2007. This financial statement is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of CM Plus Corporation at December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe, Chizek and Company LLC

CROWE, CHIZEK and COMPANY LLC
Certified Public Accountants

Fort Lauderdale, Florida
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of CM Plus Corporation

We have audited the accompanying balance sheet of CM Plus Corporation (the ‘‘Corporation’’), as of December 31, 2006. This financial statement is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of CM Plus Corporation at December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
March 27, 2007

CM PLUS CORPORATION
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
Assets:
Cash	$7,801	$6,927
Investment in Partnership	72,776	—
Total Assets	$80,577	$6,927
Liabilities and Stockholder’s Deficit:
Income Tax Payable	43,928
Investment deficit in Partnership	$—	$79,046
Commitments and Contingencies
Stockholder’s Equity (Deficit):
Common Stock, no par value; 3,000 shares authorized; 1,100 shares issued and outstanding	11,000	11,000
Distributions due from Partnership	—	(500)
Retained Earnings (deficit)	25,649	(82,619)
Total stockholder’s equity (deficit)	36,649	(72,119)
Total liabilities and stockholder’s equity (deficit)	$80,577	$6,927

See Accompanying Notes to Balance Sheets

CM PLUS CORPORATION
NOTES TO BALANCE SHEETS

December 31, 2007 and 2006

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

Income Taxes

The Corporation adopted FASB Interpretation 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), as of January 1, 2007. A tax position is recognized as a benefit only if it is ‘‘more likely than not’’ that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the ‘‘more likely than not’’ test, no tax benefit is recorded. The adoption of FIN 48 had no effect on the Corporation’s financial statements.

The Corporation accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, ‘‘Accounting for Income Taxes.’’ Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2007, the deferred tax asset of $5,440 generated by temporary differences, has been offset in its entirety by a valuation allowance.

3.    Investment Deficit In Partnership

The Corporation originally contributed $10,000 to acquire its interest in the Partnership and it has not been required to make any further contributions to capital.

As of December 31, 2006, the Corporation had recorded a net loss from the Partnership, net of distributions received, in the amount of $89,046.  The Corporation’s investment deficit in the Partnership was eliminated during 2007 as a result of the allocation of Partnership income to the Corporation, and as of December 31, 2007, the Corporation’s investment balance in the Partnership was $72,776.

4.	Related Party Transactions

In 2007, the Corporation recorded distributions from the Partnership in the aggregate amount of $1,500.

As of December 31, 2006 the Corporation was due $500 in cash distributions from the Partnership for the first quarter of 2006. This distribution was subsequently paid to the Corporation in March 2007. In 2006, the Corporation recorded distributions from the Partnership in the aggregate amount of $2,000.

5.	Stockholder’s Equity

The Corporation has 3,000 shares of common stock authorized. 1,100 shares were issued for an original investment of $11,000.

6.	Commitment and Contingencies

Between May 2007 and September 2007, the Partnership satisfied three mortgage loans on its properties that were due on October 1, 2007 (the ‘‘Mortgage Loans’’). Under the Mortgage Loans, the Corporation guaranteed the performance of certain obligations of the Partnership under the Mortgage Loans (the ‘‘Guaranteed Obligations’’). The Guaranteed Obligations included principally (a) the payment of the unpaid loan balances in the event of fraud or material misrepresentation by the Partnership or the Corporation in connection with the original securing of the Mortgage Loans, and (b) the indemnification of the lender from any losses that may arise out of various specified breaches or defaults by the Partnership under the Mortgage Loans, such as in connection with environmental issues, subordinate financing, legal proceedings and bankruptcy, failure to pay taxes and insurance premiums, waste, or misapplication of rents, security deposits, insurance proceeds and other funds. As of December 31, 2007, the Mortgage Loans had been satisfied and had no outstanding balance. As of December 31, 2006, the outstanding balance of the Mortgage Loans totaled $14,511,612.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 25, 2007, Ahearn, Jasco + Company P.A. (‘‘Ahearn Jasco’’) was dismissed as the principal independent accountant of the Partnership and the General Partner. The decision to replace Ahearn Jasco was approved by the Board of Directors of the General Partner on April 24, 2007. The audit reports of Ahearn Jasco on the financial statements of the Partnership as of and for the year ended December 31, 2006 and on the balance sheet of the General Partner as of December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the financial statements of the Partnership for the fiscal year ended December 31, 2006 and the balance sheet of the General Partner as of December 31, 2006, and through the date of Ahearn Jasco’s dismissal, there were no disagreements between Ahearn Jasco and the Partnership or the General Partner on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ahearn Jasco would have caused Ahearn Jasco to make reference to the subject matter of the disagreements in connection with their report.

On April 24, 2007, the Partnership and the General Partner engaged Crowe Chizek and Company LLC (‘‘Crowe Chizek’’) to serve as their new principal accountant to audit their financial statements. Prior to the engagement of Crowe Chizek, neither the Partnership nor the General Partner consulted Crowe Chizek regarding any matter requiring disclosure under Item 304(a)(2) of Regulation S-B. Since the date of Crowe Chizek’s engagement, there have been no disagreements between Crowe

Chizek and the Partnership or the General Partner on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A(T).	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Treasurer of the General Partner, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the President and Treasurer of the General Partner have concluded that our current disclosure controls and procedures are effective as of December 31, 2007. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Partnership’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled ‘‘Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’’ and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Partnership’s management has evaluated and concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2007.

The Partnership is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Partnership. However, there has been no change in its internal control over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Item 8B.	Other Information.

None

PART III

Item 9.	Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The names, positions and offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

Name	Age	Position Held	Has Served As a Director and/or Officer Since (1)
Leonard S. Mandor (2)	61	President and Director	December 3, 1986
Robert A. Mandor (2)	56	Vice President and Director	December 3, 1986
Joseph P. Otto	54	Vice President and Secretary	October 3, 1997
Patrick Kirse	39	Treasurer and Controller	October 3, 1997

(1)	Each director and officer of the General Partner and CMP Beneficial Corp. will hold office until the next annual meeting of the General Partner and CMP Beneficial Corp., respectively, and until his successor is elected or appointed and qualified.
(2)	Robert A. Mandor and Leonard S. Mandor are brothers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the General Partner’s review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during fiscal year ended December 31, 2007.

Item 10.	Executive Compensation.

No officer or director of the Partnership or the General Partner received any direct or indirect compensation from the Partnership during the fiscal year ended December 31, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Holders Matters.

(a)    The General Partner knows of three persons or groups who each beneficially own five percent or more of the issued and outstanding Class A Interests, and four persons or groups who each beneficially own five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of March 28, 2008.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (*)
Class A	Everest Properties II, LLC 199 S Robles Ave, #200 Pasadena, CA 91101	171,438	(1)	11.29%
Class A	MacKenzie Patterson Fuller LP 1640 School Street Moraga, CA 94556	230,955	(2)	15.21%
Class A	Ira Gaines 3116 E Shea Blvd Phoenix, AZ 85028	82,558	(3)	5.43%
Class B	The Guardian Life Insurance Company of America 203 Park Avenue South New York, NY 10003	572,292		27.11%
Class B	Everest Properties II, LLC 199 S Robles Ave, #200 Pasadena, CA 91101	171,834	(4)	8.14%
Class B	MacKenzie Patterson Fuller LP 1640 School Street Moraga, CA 94556	230,955	(5)	10.94%
Class B	Ira Gaines 3116 E Shea Blvd Phoenix, AZ 85028	82,558	(6)	3.91%

*	Based on 1,518,800 outstanding Class A Interests as of March 28, 2008 and 2,111,072 outstanding Class B Interests as of March 28, 2008.
(1)	Includes 98,068 Class A Interests owned by KM Investments LLC and 73,370 Class A Interests owned by Everest Management, LLC. To the best of the Partnership’s knowledge, these entities are managed by Everest Properties II, LLC, which has the authority to vote and dispose of all of the Interests owned by these entities.
(2)	Includes 63,245 Class A Interests owned by Sutter Opportunity Fund 3 LLC, 95,845 Class A Interests owned by SCM Special Fund LLC, 50,629 Class A Interests owned by MPF Flagship Fund 10 LLC, 8,184 Class A Interests owned by MPF NY 2006 LLC, 1,572 Class A Interests owned by MPF NY 2005 LLC, 2,800 Class A Interests owned by MPF Badger Acquisition Co., LLC, 500 Class A Interests owned by Moraga Gold LLC, 1,880 Class A Interests owned by MPF NY 2007 LLC., 6,300 Class A Interests owned by MPF Flagship Fund 12, LLC. To the best of the Partnership’s knowledge, these entities are owned or controlled by MacKenzie Patterson Fuller LP.

(3)	Includes 13,975 Class A Interests owned by Ira Gaines, 41,243 Class A Interests owned by Summit Ventures, LLC, 900 Class A Interests owned by Sunshine Wire & Cable Defined Benefit Pension Plan, 14,000 Class A Interests owned by Paradise Wire & Cable Defined Benefit Pension Plan, 2,000 Class A Interests owned by IG Holdings, Inc., and 10,620 Class A Interests owned by Cheryl Hintzen. To the best of the Partnership’s knowledge, these entities are managed or controlled by Ira Gaines and Ms. Hintzen is or was employed by Mr. Gaines.
(4)	Includes 98,284 Class B Interests owned by KM Investments LLC and 73,550 Class B Interests owned by Everest Management, LLC. To the best of the Partnership’s knowledge, these entities are managed by Everest Properties II, LLC, which has the authority to vote and dispose of all of the Interests owned by these entities.
(5)	Includes 63,245 Class B Interests owned by Sutter Opportunity Fund 3 LLC, 95,845 Class B Interests owned by SCM Special Fund LLC, 50,629 Class B Interests owned by MPF Flagship Fund 10 LLC, 8,184 Class B Interests owned by MPF NY 2006 LLC, 1,572 Class B Interests owned by MPF NY 2005 LLC, 2,800 Class A Interests owned by MPF Badger Acquisition Co., LLC, 500 Class B Interests owned by Moraga Gold LLC, 1,880 Class B Interests owned by MPF NY 2007 LLC., 6,300 Class B Interests owned by MPF Flagship Fund 12, LLC. To the best of the Partnership’s knowledge, these entities are owned or controlled by MacKenzie Patterson Fuller LP.

(6)	Includes 13,975 Class B Interests owned by Ira Gaines, 41,243 Class B Interests owned by Summit Ventures, LLC, 900 Class B Interests owned by Sunshine Wire & Cable Defined Benefit Pension Plan, 14,000 Class B Interests owned by Paradise Wire & Cable Defined Benefit Pension Plan, 2,000 Class B Interests owned by IG Holdings, Inc., and 10,620 Class B Interests owned by Cheryl Hintzen. To the best of the Partnership’s knowledge, these entities are managed or controlled by Ira Gaines and Ms. Hintzen is or was employed by Mr. Gaines.

(b)    The General Partner, together with its affiliates and the officers and directors of the General Partner, own less than 1% of the issued and outstanding Class A Interests and less than 1% of the issued and outstanding Class B Interests.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (*)
Class A	Milestone Properties, Inc. 200 Congress Park Drive #103 Delray Beach, FL 33445	400	0.0002%
Class B	Milestone Properties, Inc. 200 Congress Park Drive #103 Delray Beach, FL 33445	760	0.003%

*	based on 1,518,800 outstanding Class A Interests as of March 28, 2008 and 2,111,072 outstanding Class B Interests as of March 28, 2008

The number of shares of common stock, no par value, of MPI beneficially owned by all directors and officers of the General Partner and CMP Beneficial Corp., individually and as a group, as of March 28, 2008 is set forth in the following table:

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (*)
Leonard S. Mandor	400	54%
Robert A. Mandor	267	36%
Joseph P. Otto	74	10%
Directors and officers as a Group	741	100%

*	based on 741 outstanding shares of common stock of MPI as of March 28, 2008.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

See Item 1 (‘‘Business’’) and Item 5 ‘‘Market for Registrant’s Units and Related Security Holders Matters’’) of this Report.

The Partnership paid or accrued $99,000 during the fiscal year ended December 31, 2007 to MPI, the parent of the General Partner for administrative services rendered to the Partnership and paid or accrued $82,200 during the fiscal year ended December 31, 2006 to MPI for administrative services rendered to the Partnership in that fiscal year. Pursuant to an agreement between MPI and the Partnership, the Partnership reimburses MPI for administrative services provided to the Partnership, such as payroll, accounting, investor services and supplies.

The Partnership paid or accrued $116,900 during the fiscal year ended December 31, 2007 to MPMI for property management fees incurred during that fiscal year. The Partnership paid or accrued $157,212 during the fiscal year ended December 31, 2006 to MPMI for property management fees incurred during that fiscal year. Pursuant to the management agreement between the Partnership and MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant properties for which MPMI performs leasing services, 3 percent for multiple tenant properties for which MPMI does not perform leasing services and 1 percent for single tenant properties. The management fees are 3 percent for the Searcy Property and 4 percent for the Valencia Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization; (iii) income derived from interest on investments, security deposits, utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes; (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.

In March 2005, the General Partner and MPI entered into a new administrative services agreement to continue the provision of administrative services by MPI to the General Partner on substantially the same terms as previously agreed.

In 2007 and 2006, the General Partner recorded distributions from the Partnership in the aggregate amount of $1,500 and $2,000, respectively.

Neither of the directors of the General Partner is independent under the definition of independence of Nasdaq Rule 4200(a)(15), because each director is also an officer of the General Partner and a significant shareholder of MPI, the parent of the General Partner.

PART IV

Item 13.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Prospectus included as Part I of the Registrant’s Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (the ‘‘Registration Statement’’) which was declared effective on April 3, 1987.
3.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1987 (‘‘1987 Form 10-K’’).
3.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.3 to the 1987 Form 10-K.
3.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.4 to the 1987 Form 10-K.
3.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.5 to the 1987 Form 10-K.
3.6	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1988, (‘‘1998 Form 10-KSB’’).
4.1	Form of certificate evidencing Class A Interests. Incorporated herein by reference to Exhibit 4.3 to the 1987 Form 10-K.
4.2	Form of certificate evidencing Class B Interests. Incorporated herein by reference to Exhibit 4.4 to the 1987 Form 10-K.
10.1	Form of property management agreement. Incorporated herein by reference to Exhibit 10.2 to the Registration Statement.
10.2	First Amendment to Management Agreement by and between Concord Milestone Plus, L.P. and Concord Assets Management, Inc. Incorporated herein by reference to Exhibit 10.3 to the 1988 Form 10-K.
10.3	Second Amendment to Management Agreement by and between Concord Milestone Plus, L.P. and Concord Assets Management, Inc. Incorporated herein by reference to Exhibit 10.4 to the 1988 Form 10-K.
10.4	Purchase and Sale Agreement and Escrow Instructions, entered into on November 21, 2006, by and between the Partnership and Holualoa Arizona, Inc. (‘‘Holualoa’’), for the sale of the Green Valley Property. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2006.

Exhibit Number	Description of Document
10.5	First Amendment to Purchase and Sale Agreement and Escrow Instructions, entered into as of February 21, 2007, between the Partnership and Holualoa. Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2006.
14	Code of Business Conduct and Ethics of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit 14 to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
31.1	Certification of Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, dated March 28, 2008.
31.2	Certification of Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, dated March 28, 2008.
32.1	Certification of Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350, dated March 28, 2008.
32.2	Certification of Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(b) and 15(d)-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350, dated March 28, 2008.

Item 14.	Principal Accountant Fees and Services

Audit Fees.    The aggregate fees for professional services rendered by Crowe Chizek in 2007 and by Ahearn Jasco in 2006 for the audit of the Partnership’s annual financial statements (and for the related audit of the General Partner’s balance sheets) and the review of the Partnership’s quarterly financial statements, as well as advice on accounting matters that arose during these engagements, were $50,275 and $50,000, respectively.

The officers of the General Partner have approved in advance the audit services provided by Crowe Chizek and Ahearn Jasco. Prior to approving any non-audit services by Crowe Chizek to the Partnership, the officers of the General Partner would assess whether the provision of those services would compromise Crow’s independence. No such services were provided by Crowe Chizek or Ahearn Jasco during the years ended December 31, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 28, 2008.

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

By:	/s/ Leonard S. Mandor	March 28, 2008
Leonard S. Mandor President (Principal Executive Officer) and Director of CM Plus Corporation and CMP Beneficial Corp.
By:	/s/ Robert A. Mandor	March 28, 2008
Robert A. Mandor Vice President and Director of CM Plus Corporation and CMP Beneficial Corp.
By:	/s/ Patrick S. Kirse	March 28, 2008
Patrick S. Kirse Treasurer and Controller (Principal Accounting Officer) of CM Plus Corporation and CMP Beneficial Corp.