Form 10-Q
period 2008-03-31
CONCORD MILESTONE PLUS L P
filed 2008-05-14
CIK 808460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number 000-16757

CONCORD MILESTONE PLUS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	52-1494615
(State of organization)	(I.R.S. Employer Identification No.)

200 CONGRESS PARK DRIVE, SUITE 205, DELRAY BEACH, FLORIDA, 33445

(Address of principal executive offices)

(561) 394-9260

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 1, 2008, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONCORD MILESTONE PLUS, L.P.

(a Limited Partnership)

BALANCE SHEETS

MARCH 31, 2008 (Unaudited) AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
Assets:
Property:
Building and improvements, at cost	$11,376,549	$11,376,549
Less: accumulated depreciation	7,681,339	7,581,889
Building and improvements, net	3,695,210	3,794,660
Land, at cost	6,930,000	6,930,000
Property, net	10,625,210	10,724,660

Cash and cash equivalents	899,815	760,359
Accounts receivable, net	120,749	160,979
Restricted cash	—	2,461
Prepaid expenses and other assets, net	141,615	181,585
Total assets	$11,787,389	$11,830,044
Liabilities:
Deposits	58,174	58,174
Accrued expenses and other liabilities	88,652	160,369
Accrued expenses payable to affiliates	2,835	2,104
Total liabilities	149,661	220,647
Partners’ capital:
General partner	73,059	72,776
Limited partners:
Class A Interests, 1,518,800 issued and outstanding	11,564,669	11,536,621
Class B Interests, 2,111,072 issued and outstanding	—	—
Total partners’ capital	11,637,728	11,609,397
Total liabilities and partners’ capital	$11,787,389	$11,830,044

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.

(a Limited Partnership)

STATEMENTS OF REVENUES AND EXPENSES

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	March 31, 2008	March 31, 2007
Revenues:
Rent	$497,001	$490,320
Reimbursed expenses	110,800	107,001
Interest and other income	15,021	21,355
Total revenues	622,822	618,676
Expenses:
Interest expense	—	196,229
Depreciation and amortization	102,675	107,874
Management and property expenses	148,967	109,838
Administrative and management fees to related party	41,760	53,490
Professional fees and other expenses	51,089	70,386
Total expenses	344,491	537,817
Income from continuing operations	278,331	80,859
Income from discontinued operations	—	42,977
Net income	$278,331	$123,836
Net income attributable to:
Limited partners from continuing operations	$275,548	$80,050
Limited partners from discontinued operations	—	42,547
General partner from continuing operations	2,783	809
General partner from discontinuing operations	—	430
Net income	$278,331	$123,836
Income from continuing operations per weighted average Limited Partnership 100 Class A Interests outstanding	$18.33	$5.32
Income from discontinued operations per weighted average Limited Partnership 100 Class A Interests outstanding	—	2.83
Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$18.33	$8.15
Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$16.46	$3.30
Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.

(a Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Total	General Partner	Class A Interests	Class B Interests
PARTNERS’ CAPITAL January 1, 2008	$11,609,397	$72,776	$11,536,621	$—
1st Quarter 2008 Distribution	(250,000)	(2,500)	(247,500)	—
Net Income	278,331	2,783	275,548	—
PARTNERS’ CAPITAL March 31, 2008	$11,637,728	$73,059	$11,564,669	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.

(a Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$278,331	$123,836
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	102,675	153,759
Change in operating assets and liabilities:
Decrease in accounts receivable	40,230	443
Decrease in prepaid expenses and other assets, net	36,746	37,221
Decrease in accrued interest	—	37,221
(Decrease) increase in accrued expenses and other liabilities	(71,718)	136,310
Increase (decrease) in accrued expenses payable to affiliates	731	(3,659)
Net cash provided by operating activities	386,995	447,273
CASH FLOWS FROM INVESTING ACTIVITY:
Property improvements	—	(16,911)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	2,461	33,782
Principal repayments on mortgage loans payable	—	(90,577)
Cash distributions to partners	(250,000)	(50,000)
Net cash used in financing activities	(247,539)	(106,795)
NET INCREASE IN CASH AND CASH EQUIVALENTS	139,456	323,567
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	760,359	1,848,920
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$899,815	$2,172,487
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$—	$295,742

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.

(a Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

The accompanying financial statements of Concord Milestone Plus, L.P., a Delaware limited partnership (the “Partnership”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended March 31, 2008 and 2007 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership’s financial statements filed on Form 10-KSB for the year ended December 31, 2007.

(1)	Discontinued operations:

On May 23, 2007, the Partnership completed the sale of Green Valley Mall, a shopping center located in Green Valley, Arizona (the “Green Valley Property”). The contract sales price was $12,950,000, subject to prorations and adjustments and further adjusted by a $200,000 credit given to the purchaser for deferred maintenance items. Sales proceeds, net of prorations, adjustments and closing costs, were $12,567,763 (including $350,000 in earnest money deposits previously made by the purchaser). Of this amount, the Partnership used $4,804,390 to satisfy the mortgage loan on the Green Valley Property, $7,071,162 to satisfy the mortgage loan on the Partnership’s shopping center in Valencia, California, and the balance to increase its working capital reserves.

Based on FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities related to the Green Valley Property have been classified and presented as held for sale as of March 31, 2007. The related results of operations for the three months ended March 31, 2007 have been classified and are presented as discontinued operations. There was no income from discontinued operations for the three months ended March 31, 2008.

An income statement of the Green Valley Property for the three months ended March 31, 2007 is as follows:

REVENUE
Rent	$252,975
Reimbursed expenses	105,755
Interest and other income	4,585
Total revenues	363,315
EXPENSES
Interest expense	98,876
Depreciation and amortization	45,885
Management and property expenses	155,933
Administrative and management fees to related party	18,045
Professional fees and other expenses	1,599
Total expenses	320,338
Net income from discontinued operations	$42,977
(2)	Subsequent Events:

On April 15, 2008, the General Partner resolved to make a cash distribution equal to $0.16296 per Class A Interest to be paid in May 2008 to the holders of Class A Interests as of March 31, 2008.

(3)	Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also applies under other accounting pronouncements that require or permit fair value measurements in any new circumstances. SFAS No. 157 is effective as of January 1, 2008. On November 14, 2007, the FASB deferred the effective date of SFAS No. 157 for one year for all non-financial assets and liabilities, except for those items that are recognized or disclosed in the financial statements on a recurring basis. The Partnership adopted SFAS No. 157 with no material impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 with no material impact on its results of operations or financial position.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Partnership adopted SFAS No. 161 with no material impact on its results of operations or financial position.

(4)	Reclassification:

Certain 2007 amounts were reclassified to conform to the year 2008 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organization and Capitalization

The Partnership was formed on December 12, 1986, for the purpose of investing in existing income-producing commercial and industrial real estate. The general partner is CM Plus Corporation. The Partnership began operations on August 20, 1987, and currently owns and operates two shopping centers located in Searcy, Arkansas and Valencia, California. A third shopping center, located in Green Valley, Arizona, was sold by the Partnership on May 23, 2007.

The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership’s real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of Bonds and 36 Class B Interests. The Partnership redeemed all of the outstanding Bonds as of September 30, 1997 with the proceeds of three fixed rate mortgage loans, which have since been satisfied. Each Equity Unit consists of 100 Class A Interests and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 which represent the Class B Interests from the sale of the Bond Units.

Results of Operations

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

The Partnership recognized income from continuing operations of $278,331 for the three months ended March 31, 2008 as compared to income from continuing operations of $80,859 for the same period in 2007. The increase is primarily due to the following factors:

•

An increase of revenue from continuing operations of $4,145 or 1%, to $622,822 for the three months ended March 31, 2008 as compared to $618,676 for the three months ended March 31, 2007. Such increase is primarily due to an increase of $6,681 in rent and percentage rent, an increase of $3,798 in reimbursed common area maintenance and insurance expenses, and $10,000 of increased revenue for granting a cross easement to the adjacent landowner at the Searcy property. These increases were partially offset by a decrease of $15,794 in interest income.

•

A decrease in expenses from continuing operations of $193,326 or 36%, to $344,491 for the three months ended March 31, 2008 as compared to $537,817 for the three months ended March 31, 2007. The decrease is primarily due to a decrease in interest expense of $196,229 resulting from the satisfaction of the loans on the Searcy and Valencia properties, a decrease of $31,026 in professional, accounting and legal fees, and a decrease in depreciation and amortization expenses of $5,198 for assets that were fully depreciated and debt financing costs that were fully amortized. These decreases were partially offset by an increase of $39,128 in property and earthquake insurance premiums.

The Partnership sold the Green Valley property on May 23, 2007. Income from discontinued operations was $42,977 for the three months ended March 31, 2007.

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

A distribution of $250,000 was paid during January 2008, and an additional distribution of $250,000 is intended to be made in May 2008. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.

Current rules adopted by the SEC to implement Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) require the Partnership to provide in its annual reports (i) a report of management on the effectiveness of the Partnership’s internal control over financial reporting, beginning with the annual report for its first fiscal year ending on or after December 15, 2007, and (ii) the auditor’s attestation report on management’s assessment of the Partnership’s internal control over financial reporting, beginning with the annual report for its first fiscal year ending on or after December 15, 2008. To assist the Partnership with its compliance with these and other SOX requirements, the Partnership retained the services of specialized consultants.

Management is not aware of any other significant trends, events, commitments for capital expenditures or uncertainties that will or are likely to materially impact the Partnership’s liquidity.

The cash on hand at March 31, 2008 may be used (a) for the capital improvement requirements of the Partnership’s properties, (b) to pay the May 2008 distribution to partners of $250,000 and future distributions, (c) for other general Partnership purposes, including the costs of leasing vacant space, and (d) for other regulatory and public company costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable pursuant to Item 305(e) of Regulation S-K.

Item 4T. Controls and Procedures.

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

DATE: May 14, 2008	CONCORD MILESTONE PLUS, L.P.
(Registrant)

By:	CM PLUS CORPORATION
General Partner

By:	/S/ Leonard Mandor
Leonard Mandor President