Form 10-Q
period 2008-06-30
CONCORD MILESTONE PLUS L P
filed 2008-08-12
CIK 808460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
          Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐          No ☑
As of August 1, 2008, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
BALANCE SHEETS
JUNE 30, 2008 (Unaudited) AND DECEMBER 31, 2007

Assets:	June 30, 2008	December 31, 2007
Property:
Building and improvements, at cost	$11,380,557	$11,376,549
Less: accumulated depreciation	7,780,635	7,581,889

Building and improvements, net	3,599,922	3,794,660
Land, at cost	6,930,000	6,930,000

Property, net	10,529,922	10,724,660

Cash and cash equivalents	973,199	760,359
Accounts receivable, net	106,800	160,979
Restricted cash	—	2,461
Prepaid expenses and other assets, net	121,914	181,585

Total assets	$11,822,835	$11,830,044

Liabilities:
Deposits	56,248	58,174
Accrued expenses and other liabilities	116,786	160,369
Accrued expenses payable to affiliates	2,072	2,104

Total liabilities	175,106	220,647

Partners’ capital:
General partner	73,159	72,776
Limited partners:
Class A Interests, 1,518,800 issued and outstanding	11,574,570	11,536,621
Class B Interests, 2,111,072 issued and outstanding	—	—

Total partners’ capital	11,647,729	11,609,397

Total liabilities and partners’ capital	$11,822,835	$11,830,044

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF REVENUES AND EXPENSES
(Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	June 30, 2008	June 30, 2007
Revenues:
Rent	$483,614	$474,799
Reimbursed expenses	109,681	100,720
Interest and other income	3,121	36,415

Total revenues	596,416	611,934

Expenses:
Interest expense	—	150,883
Depreciation and amortization	96,071	112,446
Property expenses	148,888	215,701
Administrative and management fees to related party	40,997	52,819
Professional fees and other expenses	50,459	74,162

Total expenses	336,415	606,012

Income from continuing operations	260,001	5,922

Income from discontinued operations (including gain on disposal of $6,806,629)	—	6,797,657

Net income	$260,001	$6,803,579

Net income attributable to:

Limited partners from continuing operations	$257,401	$5,863
Limited partners from discontinued operations	—	6,729,680

General partner from continuing operations	2,600	59
General partner from discontinuing operations	—	67,977

Net Income	$260,001	$6,803,579

Income from continuing operations per weighted average Limited Partnership 100 Class A Interests outstanding	$17.12	$.39

Income from discontinued operations per weighted average Limited Partnership 100 Class A Interests outstanding	—	447.57

Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$17.12	$447.96

Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$16.46	$3.29

Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF REVENUES AND EXPENSES
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	June 30, 2008	June 30, 2007
Revenues:
Rent	$980,615	$965,119
Reimbursed expenses	220,480	207,721
Interest and other income	18,142	57,770

Total revenues	1,219,237	1,230,610

Expenses:
Interest expense	—	347,113
Depreciation and amortization	198,746	220,321
Property expenses	297,854	325,538
Administrative and management fees to related party	82,757	106,309
Professional fees and other expenses	101,548	144,549

Total expenses	680,905	1,143,830

Income from continuing operations	538,332	86,780

Income from discontinued operations (including gain on disposal of $6,806,629)	—	6,840,634

Net income	$538,332	$6,927,414

Net income attributable to:

Limited partners from continuing operations	$532,949	$85,913
Limited partners from discontinued operations	—	6,772,228

General partner from continuing operations	5,383	867
General partner from discontinuing operations	—	68,406

Net income	$538,332	$6,927,414

Income from continuing operations per weighted average Limited Partnership 100 Class A Interests outstanding	$35.44	$5.71

Income from discontinued operations per weighted average Limited Partnership 100 Class A Interests outstanding	—	450.40

Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$35.44	$456.11

Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$32.92	$6.58

Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2008

		General	Class A	Class B
	Total	Partner	Interests	Interests

PARTNERS’ CAPITAL
January 1, 2008	$11,609,397	$72,776	$11,536,621	$—

1st Quarter 2008 Distribution	(250,000)	(2,500)	(247,500)	—
2nd Quarter 2008 Distribution	(250,000)	(2,500)	(247,500)
Net Income	538,332	5,383	532,949	—

PARTNERS’ CAPITAL
June 30, 2008	$11,647,729	$73,159	$11,574,570	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$538,332	$6,927,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,746	266,205
Gain on disposal of assets from discontinued operation	—	(6,806,629)
Change in operating assets and liabilities:
Decrease in accounts receivable	54,179	70,098
Increase in prepaid expenses and other assets, net	(31,328)	(23,918)
Decrease in accrued interest	—	(84,995)
Decrease in accrued expenses and other liabilities	(45,510)	(274,133)
Decrease in accrued expenses payable to affiliates	(32)	—

Net cash provided by operating activities	714,387	74,043

CASH FLOWS FROM INVESTING ACTIVITY:
Property improvements	(4,008)	(78,881)
Proceeds from sale of property	—	12,750,000

Net cash (used) provided by investing activities	(4,008)	12,671,119

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	2,461	53,901
Principal repayments on mortgage loans payable	—	(11,992,917)
Cash distributions to partners	(500,000)	(100,000)

Net cash used in financing activities	(497,539)	(12,039,016)

NET INCREASE IN CASH AND CASH EQUIVALENTS	212,840	706,146

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	760,359	1,848,920

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$973,199	$2,555,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$—	$432,107

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
          The accompanying financial statements of Concord Milestone Plus, L.P., a Delaware limited partnership (the “Partnership”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended June 30, 2008 and 2007 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership’s financial statements filed on Form 10-KSB for the year ended December 31, 2007.
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
          Based on FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities related to the Green Valley Property have been classified and presented as held for sale as of June 30, 2007. The related results of operations for the six months ended June 30, 2007 have been classified and are presented as discontinued operations. There was no income from discontinued operations for the six months ended June 30, 2008.
          An income statement of the Green Valley Property for the six months ended June 30, 2007 is as follows:

REVENUE
Rent	$402,230
Reimbursed expenses	172,543
Interest and other income	5,805
Gain on sale of asset	6,806,629

Total revenues	7,387,207

EXPENSES
Interest expense	166,694
Depreciation and amortization	45,885
Management and property expenses	285,205
Administrative and management fees to related party	43,208
Professional fees and other expenses	5,581

Total expenses	546,573

Net income from discontinued operations	$6,840,634

(2) Subsequent Events:
          On July 7, 2008, the General Partner resolved to make a cash distribution equal to $0.16296 per Class A Interest to be paid in August 2008 to the holders of Class A Interests as of June 30, 2008.
          On July 28, 2008, a group of outside investors disclosed in a Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission (the “SEC”) a tender offer to purchase up to 151,880 units of interests in the Partnership, each unit consisting of one Class A Interest and one Class B Interest, for a purchase price of $8.00 per unit, subject to reduction for certain distributions. The Partnership has decided to remain neutral with respect to the tender offer and filed the required Schedule 14D-9 with the SEC on August 11, 2008.
(3) Recent accounting pronouncements:
          In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also applies under other accounting pronouncements that require or permit fair value measurements in any new circumstances. SFAS No. 157 is effective as of January 1, 2008. The Partnership adopted SFAS No. 157 with no material impact on its results of operations or financial position.
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
          In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Partnership adopted SFAS No. 161 with no material impact on its results of operations or financial position.
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
          The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership’s real property acquisitions. The Partnership terminated its public offering on April 2, 1988, and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of Bonds and 36 Class B Interests. Each Equity Unit consists of 100 Class A Interests and 100 Class B Interests. Capital contributions to the Partnership consisted of $15,187,840 from the sale of the Equity Units and $592,272 which represent the Class B Interests from the sale of the Bond Units. The Partnership redeemed all of the outstanding Bonds as of September 30, 1997 with the proceeds of three fixed rate mortgage loans, which have since been satisfied.
Results of Operations
Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007
          The Partnership recognized income from continuing operations of $260,001 for the three months ended June 30, 2008 as compared to income from continuing operations of $5,921 for the same period in 2007. The increase is primarily due to the following factors:
•	A decrease in expenses from continuing operations of $269,597, or 44%, to $336,415 for the three months ended June 30, 2008 as compared to $606,012 for the three months ended June 30, 2007. The decrease is largely due to a decrease in interest expense of $150,883 due to the satisfaction of the mortgage loans on the Searcy and Valencia properties, a decrease of $78,634 in administrative, management and property expenses primarily attributable to appraisals, land surveys and environmental studies conducted in connection with the Partnership’s efforts to refinance the Searcy and Valencia mortgage loans and costs associated with new leases, a decrease of $23,703 in professional, accounting and legal fees related to the mortgage refinancing, reclassification of assets held for sale and tender offers, and a decrease in depreciation and amortization expenses of $16,375 for assets that were fully depreciated and debt financing costs that were fully amortized.

•	A decrease in revenue from continuing operations of $15,518, or 3%, to $596,416 for the three months ended June 30, 2008 as compared to $611,934 for the three months ended June 30, 2007. Such decrease is primarily due to a decrease of $33,294 in interest income attributable to lower interest rates and cash balances. This decrease was partially offset by an increase of $8,816 in rent for new leases and percentage rent and an increase of $8,961 in common area maintenance and insurance expenses reimbursed by tenants.
          The Partnership sold the Green Valley property on May 23, 2007. Income from discontinued operations was $6,797,657 for the three months ended June 30, 2007.
Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007
          The Partnership recognized income from continuing operations of $538,332 for the six months ended June 30, 2008 as compared to income from continuing operations of $86,780 for the same period in 2007. The increase is primarily due to the following factors:

•	A decrease in expenses from continuing operations of $462,923, or 40%, to $680,907 for the six months ended June 30, 2008 as compared to $1,143,830 for the six months ended June 30, 2007. The decrease is due to a decrease in interest expense of $347,113 resulting from the satisfaction of the loans on the Searcy and Valencia properties, a decrease in administrative, management and property expenses of $51,235 primarily attributable to appraisals, land surveys and environmental studies conducted in connection with the Partnership’s efforts to refinance the Searcy and Valencia mortgage loans and costs associated with new leases, a decrease of $43,001 in professional, accounting and legal fees related to the mortgage refinancing, the reclassification of assets held for sale and tender offers, and a decrease in depreciation and amortization expenses of $21,574 for assets that were fully depreciated and debt financing costs that were fully amortized.

•	A decrease in revenue from continuing operations of $11,371, or 1%, to $1,219,238 for the six months ended June 30, 2008 as compared to $1,230,610 for the six months ended June 30, 2007. Such decrease is primarily due to a decrease of $45,823 in interest income attributable to lower interest rates and cash balances. This decrease was partially offset by an increase of $15,497 in rent for new leases and percentage rent, an increase of $12,758 in reimbursed common area maintenance and insurance expenses, and $10,000 of increased revenue for granting a cross easement to the adjacent landowner at the Searcy property.
          The Partnership sold the Green Valley property on May 23, 2007. Income from discontinued operations was $6,840,634 for the six months ended June 30, 2007.
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
          A distribution of $250,000 was paid during May 2008, and an additional distribution of $250,000 is intended to be made in August 2008. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.
          Current rules adopted by the SEC to implement Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) require the Partnership to provide in its annual reports (i) a report of management on the effectiveness of the Partnership’s internal control over financial reporting, beginning with the annual report for its first fiscal year ending on or after December 15, 2007, and (ii) the auditor’s attestation report on management’s assessment of the Partnership’s internal control over financial reporting, beginning with the annual report for its first fiscal year ending on or after December 15, 2009. To assist the Partnership with its compliance with these and other SOX requirements, the Partnership retained the services of specialized consultants.
          Management is not aware of any other significant trends, events, commitments for capital expenditures or uncertainties that will or are likely to materially impact the Partnership’s liquidity.
          The cash on hand at June 30, 2008 may be used (a) for the capital improvement requirements of the Partnership’s properties, (b) to pay the August 2008 distribution to partners of $250,000 and future distributions, (c) for other general Partnership purposes, including the costs of leasing vacant space, and (d) for other regulatory and public company costs.
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

Number	Description of Document

31.1	Certification of the principal executive officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the principal financial officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of the principal executive officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the principal financial officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 11, 2008		CONCORD MILESTONE PLUS, L.P.

(Registrant)

		BY:	CM PLUS CORPORATION

General Partner

		By:	/S/ Leonard Mandor

Leonard Mandor
President