Form 10KSB/A
period 2007-12-31
CONCORD MILESTONE PLUS L P
filed 2008-10-16
CIK 808460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007
Commission file number 000-16757
CONCORD MILESTONE PLUS, L.P.

(Name of small business issuer in its charter)

DELAWARE	52-1494615

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 CONGRESS PARK DRIVE, SUITE 205, DELRAY BEACH, FLORIDA	33445

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code	(561) 394-9260

Securities registered pursuant to Section 12(b) of the Exchange Act: Securities registered pursuant to Section 12(g) of the Exchange Act:	None
Class A Interests (“Class A Interests”), each such interest representing an assignment of one Class A Limited Partnership Interest held by CMP Beneficial Corp., a Delaware corporation (the “Assignor”), under the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of Concord Milestone Plus, L.P.

(Title of Class)
Class B Interests (“Class B Interests”), each such interest representing an assignment of one Class B Limited Partnership Interest held by the Assignor under the Partnership Agreement.

(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
☐ Yes ☑ No
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
The Class A Interests and Class B Interests are not traded on any national securities exchange or quoted on any national quotation system, and therefore, the market value of the equity cannot be computed.
As of March 28, 2008, 1,518,800 Class A Interests and 2,111,072 Class B Interests were outstanding.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends the Annual Report on Form 10-KSB of Concord Milestone Plus, L.P. (the “Partnership”) for the year ended December 31, 2007, as filed by the Partnership on March 31, 2008 (the “Original Filing”). This Amendment solely amends Part IV, Item 13 of the Original Filing to correct the first sentence and paragraphs 1, 2, 4 and 5 of Exhibits 31.1 and 31.2 to the Original Filing.
Except for the revisions described above, this Amendment does not amend, modify or update the Original Filing in any respect, and in particular, it does not amend, modify or update the Original Filing with respect to paragraph 3 of Exhibits 31.1 and 31.2. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.
PART IV
Item 13. Exhibits

Exhibit
Number	Description of Document

31.1	Certification of Leonard Mandor, President of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, dated October 16, 2008.

31.2	Certification of Patrick Kirse, Treasurer and Controller of CM Plus Corporation, the General Partner of the Partnership pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, dated October 16, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on October 16, 2008.

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

By:	/s/ Leonard S. Mandor	October 16, 2008

Leonard S. Mandor President (Principal Executive Officer) and Director of CM Plus Corporation and CMP Beneficial Corp.

By:	/s/ Robert A. Mandor	October 16, 2008

Robert A. Mandor Vice President and Director of CM Plus Corporation and CMP Beneficial Corp.

By:	/s/ Patrick S. Kirse	October 16, 2008

Patrick S. Kirse Treasurer and Controller (Principal Accounting Officer) of CM Plus Corporation and CMP Beneficial Corp.