Form 10-Q/A
period 2008-03-31
CONCORD MILESTONE PLUS L P
filed 2008-10-16
CIK 808460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Concord Milestone Plus, L.P. (the “Partnership”) for the period ended March 31, 2008, as filed by the Partnership on May 14, 2008 (the “Original Filing”). This Amendment solely amends Part II, Item 6 of the Original Filing to correct paragraphs 1, 2, 4 and 5 of Exhibits 31.1 and 31.2.
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
PART II — OTHER INFORMATION
Item 6. Exhibits

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

DATE: October 16, 2008	CONCORD MILESTONE PLUS, L.P.
(Registrant)
	By:	CM PLUS CORPORATION
General Partner

	By:	/S/ Leonard Mandor
Leonard Mandor
President