Form 10-Q/A
period 2008-06-30
CONCORD MILESTONE PLUS L P
filed 2008-10-16
CIK 808460

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Concord Milestone Plus, L.P. (the “Partnership”) for the period ended June 30, 2008, as filed by the Partnership on August 12, 2008 (the “Original Filing”). This Amendment solely amends Part II, Item 6 of the Original Filing to correct paragraphs 1, 2, 4 and 5 of Exhibits 31.1 and 31.2.
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