Form 10-Q
period 2008-09-30
CONCORD MILESTONE PLUS L P
filed 2008-11-12
CIK 808460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2008, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
BALANCE SHEETS
SEPTEMBER 30, 2008 (Unaudited) AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
Assets:
Property:
Building and improvements, at cost	$11,435,682	$11,376,549
Less: accumulated depreciation	7,879,328	7,581,889

Building and improvements, net	3,556,354	3,794,660
Land, at cost	6,930,000	6,930,000

Property, net	10,486,354	10,724,660

Cash and cash equivalents	1,129,607	760,359
Accounts receivable, net	110,524	160,979
Restricted cash	—	2,461
Prepaid expenses and other assets, net	192,561	181,585

Total assets	$11,919,046	$11,830,044

Liabilities:
Deposits	56,248	58,174
Accrued expenses and other liabilities	179,395	160,369
Accrued expenses payable to affiliates	1,683	2,104

Total liabilities	237,326	220,647

Partners’ capital:
General partner	73,499	72,776
Limited partners:
Class A Interests, 1,518,800 issued and outstanding	11,608,221	11,536,621
Class B Interests, 2,111,072 issued and outstanding	—	—

Total partners’ capital	11,681,720	11,609,397

Total liabilities and partners’ capital	$11,919,046	$11,830,044

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF REVENUES AND EXPENSES

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	September 30, 2008	September 30, 2007
Revenues:
Rent	$473,908	$478,683
Reimbursed expenses	108,143	80,824
Interest and other income	3,707	22,460

Total revenues	585,758	581,967

Expenses:
Interest expense	—	37,418
Depreciation and amortization	98,692	112,412
Property expenses	130,665	174,801
Administrative and management fees to related party	40,608	39,413
Professional fees and other expenses	31,801	37,824

Total expenses	301,766	401,868

Income from continuing operations	283,992	180,099

Income from discontinued operations	—	18,179

Net income	$283,992	$198,278

Net income attributable to:

Limited partners from continuing operations	$281,152	$178,297
Limited partners from discontinued operations	—	17,998

General partner from continuing operations	2,840	1,801
General partner from discontinuing operations	—	182

Net Income	$283,992	$198,278

Income from continuing operations per weighted average Limited Partnership 100 Class A Interests outstanding	$18.70	$11.86

Income from discontinued operations per weighted average Limited Partnership 100 Class A Interests outstanding	—	1.20

Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$18.70	$13.06

Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$16.46	$—

Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF REVENUES AND EXPENSES

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	September 30, 2008	September 30, 2007
Revenues:
Rent	$1,454,523	$1,443,802
Reimbursed expenses	328,624	288,546
Interest and other income	21,849	80,229

Total revenues	1,804,996	1,812,577

Expenses:
Interest expense	—	384,530
Depreciation and amortization	297,439	332,733
Property expenses	428,520	500,340
Administrative and management fees to related party	123,365	145,722
Professional fees and other expenses	133,349	182,374

Total expenses	982,673	1,545,699

Income from continuing operations	822,323	266,878

Income from discontinued operations (including gain on disposal of $6,806,629)	—	6,858,814

Net income	$822,323	$7,125,692

Net income attributable to:

Limited partners from continuing operations	$814,100	$264,210
Limited partners from discontinued operations	—	6,790,225

General partner from continuing operations	8,223	2,669
General partner from discontinuing operations	—	68,588

Net income	$822,323	$7,125,692

Income from continuing operations per weighted average Limited Partnership 100 Class A Interests outstanding	$54.14	$17.57

Income from discontinued operations per weighted average Limited Partnership 100 Class A Interests outstanding	—	451.59

Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$54.14	$469.17

Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$49.38	$6.58

Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

		General	Class A	Class B
	Total	Partner	Interests	Interests

PARTNERS’ CAPITAL
January 1, 2008	$11,609,397	$72,776	$11,536,621	$—

1st Quarter 2008 Distribution	(250,000)	(2,500)	(247,500)	—
2nd Quarter 2008 Distribution	(250,000)	(2,500)	(247,500)
3rd Quarter 2008 Distribution	(250,000)	(2,500)	(247,500)
Net Income	822,323	8,223	814,100	—

PARTNERS’ CAPITAL
September 30, 2008	$11,681,720	$73,499	$11,608,221	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$822,323	$7,125,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297,439	378,617
Gain on disposal of assets from discontinued operation	—	(6,806,629)
Change in operating assets and liabilities:
Decrease in accounts receivable	50,455	89,400
Increase in prepaid expenses and other assets, net	(10,975)	(17,799)
Decrease in accrued interest	—	(102,049)
Increase (decrease) in accrued expenses and other liabilities	17,099	(281,784)
Decrease in accrued expenses payable to affiliates	(421)	—

Net cash provided by operating activities	1,175,920	421,046

CASH FLOWS FROM INVESTING ACTIVITY:
Property improvements	(59,133)	(121,281)
Proceeds from sale of property	—	12,750,000

Net cash (used) provided by investing activities	(59,133)	12,628,719

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	2,461	73,743
Principal repayments on mortgage loans payable	—	(14,511,612)
Cash distributions to partners	(750,000)	(100,000)

Net cash used in financing activities	(747,539)	(14,537,869)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	369,248	(1,488,104)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	760,359	1,848,920

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,129,607	$360,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$—	$551,224

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
The accompanying financial statements of Concord Milestone Plus, L.P., a Delaware limited partnership (the “Partnership”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended September 30, 2008 and 2007 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership’s financial statements filed on Form 10-KSB for the year ended December 31, 2007.
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
Based on FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations related to the Green Valley Property for the nine months ended September 30, 2007 have been classified and are presented as discontinued operations. There was no income from discontinued operations for the nine months ended September 30, 2008.
An income statement of the Green Valley Property for the nine months ended September 30, 2007 is as follows:

REVENUE
Rent	$402,230
Reimbursed expenses	172,543
Interest and other income	26,483
Gain on sale of asset	6,806,629

Total revenues	7,407,885

EXPENSES
Interest expense	166,694
Depreciation and amortization	45,885
Management and property expenses	287,703
Administrative and management fees to related party	43,208
Professional fees and other expenses	5,581

Total expenses	549,071

Net income from discontinued operations	$6,858,814

(2) Subsequent Events:
On October 22, 2008, the General Partner resolved to make a cash distribution equal to $0.16296 per Class A Interest to be paid in November 2008 to the holders of Class A Interests as of September 30, 2008.

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

Results of Operations
Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007
The Partnership recognized income from continuing operations of $283,992 for the three months ended September 30, 2008 as compared to income from continuing operations of $180,099 for the same period in 2007. The increase is primarily due to the following factors:
•
An increase in revenue from continuing operations of $3,791, or 0.6%, to $585,758 for the three months ended September 30, 2008 as compared to $581,967 for the three months ended September 30, 2007. Such increase is primarily due to an increase in common area maintenance and insurance expenses reimbursed by tenants of $27,319. This increase was partially offset by a decrease of $4,775 of rent and percentage rent and $18,752 in interest income attributable to lower interest rates and cash balances.

•
A decrease in expenses from continuing operations of $100,102, or 25%, to $301,766 for the three months ended September 30, 2008 as compared to $401,868 for the three months ended September 30, 2007. The decrease is largely due to a decrease in interest expense of $37,418 due to the satisfaction of the mortgage loans on the Searcy and Valencia properties, a decrease of $44,136 in property expenses, primarily attributable to appraisals, land surveys and environmental studies conducted in 2007 in connection with the Partnership’s efforts to refinance the Searcy and Valencia mortgage loans and costs associated with new leases, offset by a decrease of 1,195 in administrative and management fees, a decrease of $6,023 in professional, accounting and legal fees related to such mortgage refinancing, and a decrease in depreciation and amortization expenses of $13,720 for assets that were fully depreciated and debt financing costs that were fully amortized.

The Partnership sold the Green Valley property on May 23, 2007. Income from discontinued operations for the three months ended June 30, 2007 was $18,179.
Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007
The Partnership recognized income from continuing operations of $822,323 for the nine months ended September 30, 2008 as compared to income from continuing operations of $266,878 for the same period in 2007. The increase is primarily due to the following factors:
•
A decrease in revenue from continuing operations of $7,580, or 0.4%, to $1,804,996 for the nine months ended September 30, 2008 as compared to $1,812,577 for the nine months ended September 30, 2007. Such decrease is primarily due to a decrease of $58,380 in interest income attributable to lower interest rates and cash balances. This decrease was partially offset by an increase of $10,721 in rent and percentage rent of current tenants, an increase of $40,077 in reimbursed common area maintenance and insurance expenses, and $10,000 of increased revenue for granting a cross easement to the adjacent landowner at the Searcy property.

•
A decrease in expenses from continuing operations of $563,025, or 36%, to $982,672 for the nine months ended September 30, 2008 as compared to $1,545,698 for the nine months ended September 30, 2007. The decrease is due to a decrease in interest expense of $384,530 resulting from the satisfaction of the loans on the Searcy and Valencia properties, a decrease in property expenses of $71,820 primarily attributable to appraisals, land surveys and environmental studies conducted in 2007 in connection with the Partnership’s efforts to refinance the Searcy and Valencia mortgage loans and costs associated with new leases, a decrease of $49,025 in professional, accounting and legal fees related to such mortgage refinancing, a decrease of $22,357 in administrative and management fees, and a decrease in depreciation and amortization expenses of $35,294 for assets that were fully depreciated and debt financing costs that were fully amortized.

The Partnership sold the Green Valley property on May 23, 2007. Income from discontinued operations was $6,858,814 for the nine months ended September 30, 2007.

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
Distributions of $250,000 each were paid in January 2008, May 2008 and August 2008. The Partnership intends to make an additional distribution of $250,000 in November 2008. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.
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
The cash on hand at September 30, 2008 may be used (a) for the capital improvement requirements of the Partnership’s properties, (b) to pay the November 2008 distribution to partners of $250,000 and future distributions, (c) for other general Partnership purposes, including the costs of leasing vacant space, and (d) for other regulatory and public company costs.
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

DATE: November 12, 2008	CONCORD MILESTONE PLUS, L.P.
(Registrant)
	BY:	CM PLUS CORPORATION
General Partner

	By:	/s/ Leonard Mandor
Leonard Mandor
President

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the principal executive officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the principal financial officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of the principal executive officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the principal financial officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.