Form 10-K
period 2008-12-31
CONCORD MILESTONE PLUS L P
filed 2009-03-24
CIK 808460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
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
Class A Interests, each representing an assignment of one Class A Limited Partnership Interest held by CMP Beneficial Corp., a Delaware corporation (the “Assignor”), under the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of Concord Milestone Plus, L.P.

(Title of Class)
Class B Interests, each representing an assignment of one Class B Limited Partnership Interest held by the Assignor under the Partnership Agreement.

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Class A and Class B Interests are not traded on any national securities exchange or quoted on any national quotation system, and therefore, the market value of the equity cannot be computed. As of March 15, 2009, 1,518,800 Class A Interests and 2,111,072 Class B Interests were outstanding.

CONCORD MILESTONE PLUS, L.P.
2008 FORM 10-K ANNUAL REPORT

PART I
This Annual Report on Form 10-K (this “Report”) and any documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on current expectations, estimates and projections about the Partnership’s (as defined below) industry, management beliefs, and certain assumptions made by the Partnership’s management and involve known and unknown risks, uncertainties and other factors. Such factors include, among other things, the following: general economic and business conditions, which will affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 1. Business.
Concord Milestone Plus, L.P. (the “Partnership”) was organized as a Delaware limited partnership on December 12, 1986, with CM Plus Corporation, a Delaware corporation as its general partner (the “General Partner”). Since December 28, 2001, the General Partner has been wholly owned by Milestone Properties, Inc. (“MPI”), a Delaware corporation. MPI reorganized its subsidiaries on that date and as a result the General Partner is now a wholly owned subsidiary of MPI. This reorganization had no effect on the General Partner or the Partnership. The Partnership is engaged in the business of owning and operating shopping centers. The General Partner’s only activity is that of being the general partner for the Partnership. CMP Beneficial Corp., a wholly owned subsidiary of MPI, was organized under Delaware law in December 1986 for the sole purpose of holding limited partnership interests in the Partnership for the benefit of holders of the Class A Interests and Class B Interests and has engaged in no business activities other than fulfilling its obligations under the Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”).
The Partnership was formed for the purpose of investing in existing income-producing commercial and industrial real estate, such as shopping centers, office buildings, free-standing commercial buildings, warehouses and distribution centers. The Partnership currently owns and operates two shopping centers (and the land they are situated on), one located in Searcy, Arkansas (the “Searcy Property”) and the other located in Valencia, California (the “Valencia Property”). A third shopping center, located in Green Valley, Arizona (the “Green Valley Property”) was sold by the Partnership on May 23, 2007. The operating results of the Green Valley Property are presented as discontinued operations in the financial statements for the year ended December 31, 2007.
The amount of revenues from tenants attributable to the Searcy Property and the Valencia Property (collectively, the “Properties”) was (i) $495,964 and $1,881,674, respectively, for the fiscal year ended December 31, 2008, and (ii) $561,086 and $1,775,973, respectively, for the fiscal year ended December 31, 2007. The amount of revenues from tenants attributable to the Green Valley Property was (i) $601,256 for the fiscal year ended December 31, 2007. The proceeds from the sale of the Green Valley Property, net of transaction expenses, prorations and the satisfaction of the mortgage loan on such property, were $7,763,373. None of the tenants are affiliates of the Partnership.
Milestone Property Management, Inc., an affiliate of the General Partner, provides all management services for the Partnership and Milestone Properties, Inc., the parent of the General Partner, provides administrative services to the Partnership. Aside from its four officers, the General Partner has no employees.

Item 2. Properties.
For the purposes of this Report, the following is a glossary of terms:
“Occupancy rate” — The rate of the actual leased area (square footage) to gross leasable area (square footage) as of the end of the applicable fiscal year (December 31).
“Leaseable area” — The area (square footage) for which rent is charged.
“Average effective annual rental per square foot” — The average rental rate received per square foot of leased space taking rental concessions and discounts into consideration.
“Total rent” — Minimum annual base rent plus percentage rental revenue.
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
The Searcy Property is part of a larger shopping complex known as the Town and Country Plaza. In addition to the Searcy Property, the Town and Country Plaza consists of an approximately seven-acre parcel (formerly the site of a free-standing Wal-Mart department store which is now sub-divided into four retail stores) and five adjacent out parcels totaling 3.86 acres.
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
Taxes. The Partnership’s adjusted federal income tax basis for the Searcy Property is approximately $2,416,165 of which $430,000 is allocated to land and $1,986,165 to the building and improvements. For financial statement purposes, the Partnership depreciates the cost of the building over 31.5 years and improvements over 5 years using the straight-line method of cost recovery. The realty tax rate and the annual realty taxes paid in 2008 for the Searcy Property were 40.90 mills and $31,265, respectively.
Competition. There are three shopping centers within two miles to the west of the Town and Country Plaza on Race Avenue. The first shopping center consists of a Goody’s department store and various smaller stores. The second shopping center consists of a Fred’s discount store, a Warehouse Foods store, a Sears catalog store and two satellite stores. The third center consists of a Kroger food store and a Revco drugstore. Directly across the highway from the Searcy Property are a Wal-Mart superstore and a Lowes store surrounded by several outparcels. This Wal-Mart relocated from the Town and Country Plaza in 1992. Hastings Book and Music, Big Lots and TSC Tractor Supply currently occupy Wal-Mart’s former space in the Town and Country Plaza.

Operating and Tenant Information. As of March 15, 2009, there were ten tenants at the Searcy Property, including two anchor tenants, and the occupancy rate was 90.31%. The primary anchor tenant is a J.C. Penney department store, which occupies approximately half of the total gross leasable area. A second anchor space of 10,000 square feet, representing approximately 12% of the total gross leasable area of the Searcy Property, which had been vacant since September 2007, was just recently leased to Hibbett Sporting Goods. The other eight tenants provide a variety of goods and services, and none of them occupies 10% or more of the total gross leasable area.
The occupancy rate for the Searcy Property was 90.31% and 80.11% as of December 31, 2008 and 2007, respectively. Tables 1 and 2 of this Report further describe and summarize certain operating data and tenant information for the Searcy Property as of December 31, 2008.
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
Description. The Old Orchard Shopping Center is an eight building, one-story masonry and steel shopping center complex that was originally constructed in 1965 and renovated and enlarged during 1985 and 1986. The exterior construction is pre-cast concrete, fluted block and decorative tile. The Old Orchard Shopping Center contains 103,613 gross leasable square divided into 24 units, and has over 478 parking spaces. In the opinion of the General Partner, the Valencia Property is adequately insured.
Taxes. The Partnership’s adjusted federal income tax basis for the Valencia Property is $9,446,219, of which $6,500,000 is allocated to land and $2,946,219 is allocated to the buildings and improvements. For financial statement purposes the Partnership depreciates the cost of the buildings over 31.5 years and improvements over 3 to 10 years using the straight-line method of cost recovery. The annual realty taxes paid in 2008 for the Valencia Property were $162,347.

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
Operating and Tenant Information. As of March 15, 2009, there were 22 tenants at the Valencia Property, including two anchor tenants, and the occupancy rate was 91.02%. The two anchor tenants are a Vallarta supermarket and a Rite Aid pharmacy. The other 20 tenants provide a variety of goods and services, and none of them occupies 10% or more of the total gross leasable area.
The occupancy rate for the Valencia Property was 91.02% and 100% as of December 31, 2008 and 2007, respectively. Tables 1 and 2 of this Report further describe and summarize certain operating data and tenant information for the Valencia Property as of December 31, 2008.
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

Table 1. Summary of Operating and Tenant Information as of December 31, 2008

		Tenants Occupying >10% of	Square	Base Rent per
Location	Property	GLA & Nature of Business	Feet	Sq. Feet		Percentage Rent & Other	Lease Expiration

Searcy, AR	Town & Country Plaza		78,436	$6.77	(1)

		J. C. Penney Department Store	39,396	$5.22		1.5% of Sales in excess of $11,820,004.	8/31/2012
						Pro-rata reimbursement for real estate taxes over
						the base year amount. Common area maintenance
						reimbursed at fixed intervals over the lease term.

		Hibbett Sporting Goods	10,000	$8.00		Pro-rata reimbursement for real estate taxes	04/30/2014
						and common area maintenance.

Valencia, CA	Old Orchard Shopping Ctr.		103,613	$14.54	(1)

		Vallarta Supermarket	31,842	$10.00		Pro-rata reimbursement for real estate taxes,	1/31/2027
		Full Service Grocer				common area maintenance and insurance.

		Rite Aid Pharmacy	18,125	$2.48		Rent is payable in an amount equal to 3% of	5/31/2010
						the tenant’s gross sales for the previous
						month, but not less than $45,000 annually.
						Pays no reimbursed expenses.

(1)	Represents the average rental rate including base and percentage rent per square foot of leased space taking rental concessions and discounts into consideration.

Table 2. Summary of Lease Expirations as of December 31, 2008

				Gross Leaseable	Annual
		Year of Lease	Number of Leases	Area Expiring	Minimum Rent	% of Gross Amount
Location	Property	Expiration	Expiring	(in square feet)	(for 2008)	Minimum Rent

Searcy, AR	Town & Country Plaza	2009	1	1,560	16,984	3.47%
		2010	2	7,173	50,817	10.39%
		2011	3	10,102	97,338	19.90%
		2012	1	39,396	205,600	42.03%
		2013	2	2,605	33,449	6.84%
		Vacancies	3	17,600	—	—

		Total	12	78,436	404,188	100.00%

Valencia, CA	Old Orchard Shopping	month to month	1	3,600	62,709	4.59%
		2009	1	8,400	77,700	5.69%
		2010	6	34,209	393,186	28.78%
		2011	4	6,392	129,257	9.46%
		2012	7	12,450	295,322	21.61%
		2013	1	420	12,612	0.92%
		2014	1	4,200	77,113	5.64%
		2027	1	31,842	318,420	23.30%
		Vacancies	2	2,100	—	0.00%

		Total	24	103,613	1,366,319	100.00%

Table 3. Real Estate and Accumulated Depreciation as of December 31, 2008 (accrual basis)

					Capitalized		Gross Amount at which
	Initial Cost				Subsequent		Carried at Close of Period
			Building &	Write	To		Accumulated	Date
Description and Location	Encumbrances	Land	Improvements	Down	Acquisition	Total	Depreciation	Acquired	Depreciation Life
Town & Country Plaza Searcy, AR	$0	$430,000	$3,620,000	$0	$978,098	$5,028,098	$3,129,367	08/20/87	31.5 years
Old Orchard Shopping Center Valencia, CA	0	6,500,000	5,075,000	0	1,840,891	13,415,891	4,850,671	01/22/88	31.5 years

	$0	$6,930,000	$8,695,000	$0	$2,818,989	$18,443,989	$7,980,038

	2008	2007
(A) Reconciliation of investment properties owned:
Beginning balance	$18,306,549	$28,206,201
Property acquisitions/improvements	137,441	121,281
Disposal of Green Valley	—	(10,020,933)

Balance at end of period	$18,443,990	$18,306,549

(B) Reconciliation of accumulated depreciation:
Beginning balance	$7,581,889	$11,238,655
Depreciation expense	398,149	453,234
Disposal of Green Valley	—	(4,110,000)

Balance at end of period	$7,980,038	$7,581,889

Commitments and Contingencies
Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the Partnership and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances, even if the problem was caused by a tenant or another party. As of March 15, 2009 the Partnership was not aware of any existing environmental conditions on the Properties that will have a material effect on the financial statements.
Item 3. Legal Proceedings.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
PART II

Item 5.	Market for Registrant’s Equity Securities and Related Security Holder Matters.
Class A and Class B Interests are not traded on any established public trading market or on any national securities exchange and are not quoted on any national quotation system. No organized public market has developed for the interests in the Partnership. Sales of Class A and Class B Interests occur from time to time through independent broker-dealers, but to the best of the Partnership’s knowledge, as of March 15, 2009 there are no market makers for the interests. Recently published information relating to other real estate limited partnerships (which may or may not be analogous to the Partnership) indicates that sales of limited partnership interests in those partnerships occur at substantial discounts from the amounts of the original investments.
2008 Tender Offers
The Partnership is aware of four tender offers made during the year 2008 with respect to units consisting of one Class A Interest and one Class B Interest (each, a “Unit”). One of these tender offers was made by MacKenzie Patterson Fuller, LP and affiliated entities (collectively, “MPF”). In this tender offer, disclosed on a Schedule TO filed with the Securities and Exchange Commission (the “SEC”) on July 28, 2008, MPF offered to buy all outstanding Units not already held by the offerors and their affiliates for a price of $8.00, per Unit, less certain distributions. The Partnership decided to remain neutral with respect to the tender offer, and filed a statement to that effect with the SEC on a Schedule 14D-9 on August 11, 2008. Certain MPF parties had made other similar tender offers with respect to Units prior to 2008.
The other three tender offers were made by CMG Partners, LLC (“CMG”). Because CMG made no filings with the SEC with respect to its tender offers, the Partnership does not know how widely CMG may have disseminated them. The Partnership believes that CMG intended each of its tender offers to be a “mini-tender offer,” which is a tender offer structured to result in ownership of not more than five percent of a class of securities to avoid the filing, disclosure and procedural requirements of Section 14(d) of the Exchange Act. The Partnership learned of each of these tender offers through letters it received on January 14, 2008, April 15, 2008 and August 21, 2008, respectively. In the three letters, CMG offered to purchase up to 4.9% of the outstanding Units for a price of $8.00, $10.50, $9.00 respectively per Unit, less certain distributions. In the January 14, 2008 letter, CMG offered to purchase up to 42,000 Units (later reduced by CMG to 20,000 Units), for a price of $9.00 per Unit, less certain distributions. In each case, the Partnership decided to remain neutral with respect to the tender offer, and notified holders of Units of its decision by mail. Prior to 2008, CMG had made other tender offers with respect to Units similar to the tender offers described in this paragraph.

Interests Outstanding
As of March 15, 2009, 1,518,800 outstanding Class A Interests and 2,111,072 outstanding Class B Interests were held by approximately 612 and 685 holders, respectively.
Distributions
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
In January 2008, May 2008, August 2008 and November 2008, the Partnership made cash distributions of $250,000 each, of which $247,500 was paid to the holders of Class A Interests and $2,500 was paid to the General Partner.
On January 23, 2009, the Partnership made a cash distribution of $250,000, of which $247,500 was paid to the holders of Class A Interests and $2,500 was paid to the General Partner. No distributions have been made with respect to the Class B Interests.
Pursuant to the Partnership Agreement, distributable cash flow (as defined therein), if any, for each fiscal quarter is distributed as follows: (i) first, 99% to the holders of the Class A Interests as a group and 1% to the General Partner until the holders of the Class A Interests have received an amount of cumulative distributions necessary to provide such holders with a non-compounded 10.5% cumulative annual return (determined in accordance with the Partnership Agreement); (ii) next, 90% to the holders of the Class A Interests and 10% to the General Partner until the holders of the Class A Interests have received distributions of distributable capital proceeds (i.e., net proceeds of a sale or other disposition or a refinancing of Properties available for distribution) and uninvested offering proceeds equal to $10.00 for each Class A Interest plus an amount of cumulative distributions necessary to provide such holders with a cumulative, non-compounded 12.5% annual return (determined in accordance with the Partnership Agreement on their Adjusted Priority Base Amount as defined in the Partnership Agreement) (the “12.5% Priority Return”); and (iii) thereafter, 85% to the holders of the Class B Interests, 5% to the holders of the Class A Interests and 10% to the General Partner.
Pursuant to the Partnership Agreement, distributable capital proceeds are distributed as follows: (i) first, 100% to the holders of the Class A Interests as a group until they have received distributions of distributable capital proceeds, distributable cash flow and uninvested offering proceeds equal to $10.00 for each Class A Interest plus an amount of cumulative distributions necessary to provide such holders with the 12.5% Priority Return; and (ii) thereafter, 85% to the holders of the Class B Interests and 15% to the General Partner.
As of December 31, 2008, the Partnership had made no distributions of distributable capital proceeds or uninvested offering proceeds. Before holders of Class B Interests would be entitled to receive any distributions under the provisions of the Partnership Agreement outlined above, the Partnership would have to distribute to the holders of the Class A Interests approximately $15.2 million from distributable capital proceeds, plus the amount of additional distributions (whether from distributable capital proceeds or distributable cash flow) necessary to provide the holders of the Class A Interests with the 12.5% Priority Return. In light of the foregoing, at this time the General Partner does not anticipate that the holders of the Class B Interests will participate in future distributions.

Distributable cash flow, as defined in the Partnership Agreement, means, with respect to any period (i) revenues and payments (which do not include refundable deposits or unearned rent) of the Partnership received in cash during such period, and reserves set aside out of revenues during prior periods and no longer needed for the Partnership’s business, but not including cash proceeds attributable to a capital transaction (as defined in the Partnership Agreement), bond proceeds or capital contributions (as defined), less (ii) the sum of (A) amounts paid in cash by the Partnership during such period for operating expenses of the Partnership (excluding amounts paid from reserves or funds provided by capital contributions or loans), for debt payments, and for other fees or payments to the General Partner, (B) capital expenditures with respect to Properties, and (C) amounts set aside for the restoration, increase or creation of reserves. Distributable cash flow is deemed to include the amount of any income tax withheld with respect to revenues that are includable in distributable cash flow.
In general, profits are allocated annually among the holders of Class A Interests and Class B Interests and the General Partner, first in the ratio and to the extent that they receive distributions of distributable cash flow. Profits are next allocated 100% to holders of Class A Interests until their capital accounts equal the greater of zero or their Adjusted Priority Base Amounts (as defined in the Partnership Agreement) plus their 12.5% Priority Return. Any additional profits are allocated to the holders of Class B Interests and the General Partner to increase their capital accounts to reflect the manner in which they are expected to share in further distributions.
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
Equity Compensation
The Partnership does not have any compensation plans under which equity securities of the Partnership are authorized for issuance.
Purchases and Sales of Securities
The Partnership did not sell any securities during the period covered by this report.
No purchases of equity securities of the Partnership were made by or on behalf of the Partnership or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) promulgated under the Exchange Act) within the period covered by this report.
Item 6. Selected Financial Data.
Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
On May 23, 2007, the Partnership completed the sale of the Green Valley Property to a third party, generating sales proceeds, net of prorations, adjustments and closing costs of $12,567,763 (including $350,000 in earnest money deposits previously made by the purchaser). Of this amount, the Partnership used $4,804,390 to pay off the mortgage loan on the Green Valley Property, $7,071,162 to pay off the mortgage loan on the Valencia Property, and the balance to increase its working capital reserves. The operating results of the Green Valley Property are presented as discontinued operations in the financial statements for the year ended December 31, 2007.
On September 4, 2007, the Partnership satisfied the mortgage loan on the Searcy Property, with a balance of $2,510,059, from working capital. Accordingly, the Properties are not currently encumbered by any mortgage loans. No further acquisitions are planned and the Partnership has no plans to raise additional capital.
The Partnership has an agreement with Milestone Property Management, Inc. (“MPMI”), an affiliate of the General Partner and a subsidiary of MPI, to provide management services to the Properties. In addition, MPMI is responsible for leasing space at the properties and actively monitors all vacancies to ensure the highest occupancy rate possible. All leasing of the Properties is negotiated and arranged by MPMI, and the terms of the leases are negotiated on a lease by lease basis. During fiscal 2008, the Partnership paid or accrued $90,416 to MPMI for management fees.
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

Critical Accounting Policies and Estimates
Management’s discussion and analysis of the Partnership’s financial condition and results of operations are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to the recorded values of the Properties and the possible impairment of their carrying value, and the remaining useful lives of the Properties and other fixed assets, which are used for depreciation purposes. Assessments are also made as to potential environmental liabilities that may have been caused by tenants (or any other outside party) from their occupancy at a Property. We base our estimates on historical experience, data gathered during the operations of the Properties, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates if our assumptions are not accurate or under different conditions.
Sales of Real Estate. We account for sales of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66. For sales transactions meeting the requirements of SFAS No. 66 for full profit recognition, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes.
Discontinued Operations. Properties that are sold or classified as held for sale are classified as discontinued operations in accordance with SFAS No. 144 and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” (effective beginning in 2005) provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is paid off or assumed by the buyer in connection with the sale.
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
Property Operating Expense Recoveries. Property operating cost recoveries from tenants (or cost reimbursements) are determined on a lease-by-lease basis. The most common types of cost reimbursements in our leases are common area maintenance (“CAM”), insurance and real estate taxes, where the tenant pays its pro-rata share of operating and administrative expenses, insurance and real estate taxes. The computation of property operating cost recovery income from tenants is complex and involves numerous judgments, including the interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly payments of CAM, insurance, real estate taxes and other cost reimbursement items. We record these payments as income each month. We make adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenants during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by mid-year.

The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those discussed above, as well as the policies listed in the footnotes to our financial statements.
Results of Operations
Comparison of Year Ended December 31, 2008 to 2007
The Partnership recognized income from continuing operations of $993,067 for the year ended December 31, 2008, compared to income from continuing operations of $548,771 for the year ended December 31, 2007. The change is primarily due to the following factors:
•
A decrease in revenue from continuing operations of $33,024 or 1.36%, to $2,389,822 in the fiscal year ended December 31, 2008, from $2,422,846 in the fiscal year ended December 31, 2007. The net decrease was primarily due to a decrease of $66,570 in interest income attributable to lower interest rates and cash balances. This decrease was partially offset by an increase of $25,464 in rent and percentage rent of current tenants, an increase of $8,081 in reimbursed common area maintenance and insurance expenses and $10,000 of increased revenue for granting a cross easement to the adjacent landowner at the Searcy Property.

•
A decrease in expenses from continuing operations of $447,320 or 25.47%, to $1,396,755 in the fiscal year ended December 31, 2008, from $1,874,075 in the fiscal year ended December 31, 2007. The decrease is due to a decrease in interest expense of $384,530 resulting from the satisfaction of the loans on the Searcy and Valencia Properties, a decrease in administrative, management and property expenses of $16,116 primarily attributable to appraisals, land surveys and environmental studies conducted in 2007 in connection with the Partnership’s efforts to refinance the Searcy and Valencia mortgage loans and costs associated with new leases, a decrease of $43,543 in professional, accounting and legal fees related to such mortgage refinancing, and a decrease in depreciation and amortization expenses of $33,132 for assets that were fully depreciated and debt financing costs that were fully amortized.

•	The Partnership sold the Green Valley property on May 23, 2007. Income from discontinued operations was $6,858,814 for the year ended December 31, 2007.
Liquidity and Capital Resources
As described above, the Partnership’s Properties are not currently encumbered by any mortgage loans. In addition, the Partnership has no outstanding bank debt and has no plans to acquire additional properties. Accordingly, the General Partner believes that the Partnership’s expected revenue and working capital are sufficient to meet the Partnership’s current and foreseeable future operating requirements. However, in the event that the Partnership has significant tenant defaults as a result of the overall economy and general market conditions, or other adverse events beyond the control of the Partnership occur, the Partnership could experience a decrease in cash flow.
In January 2007, May 2007 and November 2007, the Partnership made cash distributions of $50,000 each, of which $49,500 was paid to the holders of Class A Interests and $500 was paid to the General Partner. The Partnership made no distribution in the third quarter of 2007 because available cash was used to satisfy the mortgage loan on the Searcy Property.
In January 2008, May 2008, August 2008 and November 2008, the Partnership made cash distributions of $250,000 each, of which $247,500 was paid to the holders of Class A Interests and $2,500 was paid to the General Partner.

In January 23, 2009, the Partnership made a cash distribution of $250,000, of which $247,500 was paid to the holders of Class A Interests and $2,500 was paid to the General Partner. No distributions have been made with respect to the Class B Interests. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.
Cash on hand in the amount of approximately $1,040,000 as of December 31, 2008 was or may be used (a) for the capital improvement requirements of the Properties, (b) to pay the January 23, 2009 distribution of $250,000 and future distributions, and (c) for other general partnership purposes, including the costs of re-leasing vacant or soon to be vacant space, the costs of regulatory compliance and other public company costs.
Long-Term Contractual Obligations
The Partnership does not have any long-term contractual obligations.
Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements as contemplated by Item 303(a)(4) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of CM Plus Corporation, General Partner of
Concord Milestone Plus, L.P.
Delray Beach, Florida
We have audited the accompanying balance sheets of Concord Milestone Plus, L.P. as of December 31, 2008, and 2007, and the related statements of revenues and expenses, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Milestone Plus, L.P., as of December 31, 2008 and 2007, and the results of its operations, changes in partners’ capital and cash flows for years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Horwath LLP
Crowe Horwath LLP
Certified Public Accountants
Fort Lauderdale, Florida
March 19, 2009

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
BALANCE SHEETS
DECEMBER 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Property:
Building and improvements, at cost	$11,513,989	$11,376,549
Less: accumulated depreciation	7,980,038	7,581,889

Building and improvements, net	3,533,951	3,794,660
Land, at cost	6,930,000	6,930,000

Property, net	10,463,951	10,724,660

Cash and cash equivalents	1,039,078	760,359
Accounts receivable, net	115,377	160,979
Restricted cash	—	2,461
Prepaid expenses and other assets	151,069	181,585

Total assets	$11,769,475	$11,830,044

Liabilities:
Deposits	58,241	58,174
Accrued expenses and other liabilities	106,844	160,369
Accrued expenses payable to affiliates	1,926	2,104

Total liabilities	167,011	220,647

Partners’ capital:
General partner	72,707	72,776
Limited partners:
Class A Interests, 1,518,800 issued and outstanding	11,529,757	11,536,621
Class B Interests, 2,111,072 issued and outstanding	—	—

Total partners’ capital	11,602,464	11,609,397

Total liabilities and partners’ capital	$11,769,475	$11,830,044

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF REVENUES AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
Revenues:
Rent	$1,926,482	$1,901,017
Reimbursed expenses	439,864	431,783
Interest and other income	23,476	90,046

Total revenues	2,389,822	2,422,846

Expenses:
Interest expense	—	384,530
Depreciation and amortization	398,149	431,281
Management and property expenses	628,106	650,516
Administrative and management fees to related party	193,166	186,871
Professional fees and other expenses	177,334	220,877

Total expenses	1,396,755	1,874,075

Income from continuing operations	993,067	548,771

Income from discontinued operations	—	6,858,814

Net income	$993,067	$7,407,585

Net income attributable to:

Limited partners from continuing operations	$983,136	$543,284
Limited partners from discontinued operations	—	6,790,226

General partner from continuing operations	9,931	5,487
General partner from discontinued operations	—	68,588

Net income	$993,067	$7,407,585

Income from continuing operations per weighted average Limited Partnership 100 Class A Interests outstanding	$65.38	$36.13

Income from discontinued operations per weighted average Limited Partnership 100 Class A Interests outstanding	—	451.60

Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$65.38	$487.73

Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$65.84	$9.88

Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

		General	Class A	Class B
	Total	Partner	Interests	Interests
PARTNERS’ CAPITAL (DEFICIT)
January 1, 2007	$4,351,812	$(79,046)	$4,430,858	—

1st Quarter 2007 Distribution	(50,000)	(500)	(49,500)	—
2nd Quarter 2007 Distribution	(50,000)	(500)	(49,500)	—
3rd Quarter 2007 Distribution	—	—	—
4th Quarter 2007 Distribution	(50,000)	(500)	(49,500)	—
Net Income	7,407,585	153,322	7,254,263	—

PARTNERS’ CAPITAL
December 31, 2007	11,609,397	72,776	11,536,621	—

1st Quarter 2008 Distribution	(250,000)	(2,500)	(247,500)	—
2nd Quarter 2008 Distribution	(250,000)	(2,500)	(247,500)	—
3rd Quarter 2008 Distribution	(250,000)	(2,500)	(247,500)	—
4th Quarter 2008 Distribution	(250,000)	(2,500)	(247,500)	—
Net Income	993,067	9,931	983,136	—

PARTNERS’ CAPITAL
December 31, 2008	$11,602,464	$72,707	$11,529,757	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$993,067	$7,407,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398,149	477,166
Gain on disposal of assets from discontinued operations	—	(6,806,629)
Change in operating assets and liabilities:
Decrease in accounts receivable	45,602	65,094
Decrease in prepaid expenses and other assets, net	30,517	35,529
Decrease in accrued interest	—	(102,049)
Decrease in accrued expenses and other liabilities	(53,457)	(202,031)
Decrease in accrued expenses payable to affiliates	(178)	(1,615)

Net cash provided by operating activities	1,413,700	873,050

CASH FLOWS FROM INVESTING ACTIVITY:
Property improvements	(137,442)	(121,281)
Proceeds from sale of property	—	12,750,000

Net cash (used in) provided by investing activities	(137,442)	12,628,719

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	2,461	71,282
Principal repayments on mortgage loans payable	—	(14,511,612)
Cash distributions to partners	(1,000,000)	(150,000)

Net cash used in financing activities	(997,539)	(14,590,330)

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	278,719	(1,088,561)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	760,359	1,848,920

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,039,078	$760,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	—	$551,224

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
1. Organization and Capitalization
Concord Milestone Plus, L.P., a Delaware limited partnership (the “Partnership”), was formed on December 12, 1986, to invest in existing income-producing commercial and industrial real estate, such as shopping centers, office buildings, free-standing commercial warehouses and distribution centers. Currently, the Partnership owns and operates two shopping centers (the “Properties”), one located in Searcy, Arkansas (the “Searcy Property”), and one located in Valencia, California (the “Valencia Property”).
The Partnership commenced a public offering on April 8, 1987 in order to fund the Partnership’s real property acquisitions. The Partnership terminated its public offering on April 2, 1988 and was fully subscribed to with a total of 16,452 Bond Units and 15,188 Equity Units issued. Each Bond Unit consisted of $1,000 principal amount of the Partnership’s Escalating Rate Collateralized Mortgage Bonds (the “Bonds”) due November 30, 1997 and 36 Class B Interests of the Partnership (“Class B Interests”), each such interest representing an assignment of one Class B Limited Partnership Interest held by CMP Beneficial Corp., a Delaware corporation (the “Assignor”), an affiliate of the General Partner, under the Amended and Restated Agreement of Limited Partnership of the Partnership Agreement (the “Partnership Agreement”). Each Equity Unit consisted of 100 Class A Interests (“Class A Interests”) of the Partnership, each interest representing an assignment of one Class A Limited Partnership Interest held by the Assignor under the Partnership Agreement, and 100 Class B Interests.
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
Based on SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the Green Valley Property for the year ended December 31, 2007 have been classified and are presented as discontinued operations. There was no income from discontinued operations for the year ended December 31, 2008.
An income statement of the Green Valley Property for the year ended December 31, 2007 is as follows:

REVENUE
Rent	$402,230
Reimbursed expenses	172,543
Interest and other income	26,483
Gain on sale of asset	6,806,629

Total revenues	7,407,885
EXPENSES
Interest expense	166,694
Depreciation and amortization	45,885
Management and property expenses	287,704
Administrative and management fees to related party	43,208
Professional fees and other expenses	5,581

Total expenses	549,071

Net income from discontinued operations	$6,858,814

At the time of the sale of the Green Valley Property, the related assets and liabilities consisted of net property of $5,910,933 and a mortgage loan balance of $4,804,390, respectively.
3. Summary of Significant Accounting Policies
Basis of Accounting, Fiscal Year
The Partnership’s financial statements are prepared following accounting principles generally accepted in the United States of America (“GAAP”). The Partnership’s tax records are maintained on the accrual basis of accounting. Its fiscal year is the calendar year.
Cash and Cash Equivalents
The Partnership considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. The Partnership occasionally maintains cash balances in financial institutions in excess of the federally insured limits.
Revenue Recognition and Credit Risks
Rental income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Reimbursed expenses represent a portion of property operating expense billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expenses subject to reimbursement are recognized in the period when the expenses are incurred. Rental income based on a tenant’s revenues (“percentage rent”) is accrued when a tenant reports sales that exceed a specified amount.
Management analyzes and adjusts the allowance for doubtful accounts based on estimated collectibility. Management determines whether an allowance needs to be made for an account based on the aging of the individual balances receivable, recent payment history, contractual terms and other qualitative factors such as status of the business relationship with the tenant. The Partnership identifies past due accounts receivable and invoices to the related tenants for finance charges, which are included in the accounts receivable. Accounts receivable are written off in the fiscal year when all legal collection procedures have been exhausted. At December 31, 2008 and 2007, the allowance for doubtful accounts receivable totaled $13,706 and $3,353, respectively.
Restricted Cash
Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf. They include utility deposits and escrows for real estate taxes and property insurance.

Property
Property is carried at cost, and depreciated on a straight-line basis over the estimated useful life of 31.5 years. Building improvements and other depreciable assets are carried at cost, and depreciated on a straight-line basis using an estimated useful life of 2 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the lease. Total depreciation expense was $398,149 and $477,166 in 2008 and 2007, respectively. Expenditures for routine maintenance and repairs are charged to expense as incurred.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership individually reviews each of its Properties for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when the carrying amount of a property exceeds its fair value. The carrying amount of a property is not recoverable if it exceeds the sum of future net undiscounted cash flows expected from the property. No write-downs for impairment of property investments were recorded in 2008 or 2007.
Income Taxes
The Partnership makes no provision for income taxes because all income and losses are allocated to the partners and holders of Class A Interests and Class B Interests for inclusion in their respective tax returns. The tax bases of the Partnership’s net assets and liabilities are $1,398,433 and $1,331,516 higher than the amounts reported for financial statement purposes at December 31, 2008 and 2007, respectively, due to the utilization of different estimated useful lives for the depreciation of property for tax and financial reporting purposes.
Income Per Class A Interest
The Partnership follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” SFAS No. 128 requires a presentation of basic earnings per interest and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. The Partnership has no dilutive interests. Income per 100 Class A Interests amounts are computed by dividing net income allocable to the limited partners by the weighted average number of 100 Class A Interests outstanding during the year. Income per Class B Interest amounts are not presented. (See Note 4, “Partnership Agreement”, for additional information.)
Discontinued Operations
Properties that are sold or classified as held for sale are classified as discontinued operations in accordance with SFAS No. 144 and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” (effective beginning in 2005) provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is paid off or assumed by the buyer in connection with the sale.
Statement of Disclosures about Segments of an Enterprise and Related Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Partnership’s operations are within one reportable segment.

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
4. Partnership Agreement
Pursuant to the terms of the Partnership Agreement, the general partner of the Partnership, CM Plus Corporation, a Delaware corporation (the “General Partner”), is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The General Partner is wholly owned by Milestone Properties, Inc. (“MPI”). Holders of Class A Interests and Class B Interests are not liable for expenses, liabilities or obligations of the Partnership beyond the amount of their contributed capital.
Pursuant to the Partnership Agreement, distributable cash flow (as defined therein), if any, for each fiscal quarter is distributed as follows: (i) first, 99% to the holders of the Class A Interests as a group and 1% to the General Partner until the holders of the Class A Interests have received an amount of cumulative distributions necessary to provide such holders with a non-compounded 10.5% cumulative annual return (determined in accordance with the Partnership Agreement); (ii) next, 90% to the holders of the Class A Interests and 10% to the General Partner until the holders of the Class A Interests have received distributions of distributable capital proceeds (i.e., net proceeds of a sale or other disposition or a refinancing of Properties available for distribution) and uninvested offering proceeds equal to $10.00 for each Class A Interest plus an amount of cumulative distributions necessary to provide such holders with a cumulative, non-compounded 12.5% annual return (determined in accordance with the Partnership Agreement on their Adjusted Priority Base Amount as defined in the Partnership Agreement) (the “12.5% Priority Return”); and (iii) thereafter, 85% to the holders of the Class B Interests, 5% to the holders of the Class A Interests and 10% to the General Partner.
Pursuant to the Partnership Agreement, distributable capital proceeds are distributed as follows: (i) first, 100% to the holders of the Class A Interests as a group until they have received distributions of distributable capital proceeds, distributable cash and uninvested offering proceeds equal to $10.00 for each Class A Interest plus an amount of cumulative distributions necessary to provide such holders with the 12.5% Priority Return; and (ii) thereafter, 85% to the holders of the Class B Interests and 15% to the General Partner.

As of December 31, 2008, the Partnership had made no distributions of distributable capital proceeds or uninvested offering proceeds. Before holders of Class B Interests would be entitled to receive any distributions under the provisions of the Partnership Agreement outlined above, the Partnership would have to distribute to the holders of the Class A Interests approximately $15.2 million from distributable capital proceeds, plus the amount of additional distributions (whether from distributable capital proceeds or distributable cash flow) necessary to provide the holders of the Class A Interests with the 12.5% Priority Return. In light of the foregoing, at this time the General Partner does not anticipate that the holders of the Class B Interests will participate in future distributions.
In general, profits are allocated annually among the holders of Class A Interests and Class B Interests and the General Partner, first in the ratio and to the extent that they receive distributions of distributable cash flow. Profits are next allocated 100% to holders of Class A Interests until their capital accounts equal the greater of zero or their Adjusted Priority Base Amounts (as defined in the Partnership Agreement) plus their 12.5% Priority Return. Any additional profits are allocated to the holders of Class B Interests and the General Partner to increase their capital accounts to reflect the manner in which they are expected to share in further distributions.
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
Minimum base rental income under non-cancelable tenant lease agreements as of December 31, 2008 is as follows:

Year or Period	Minimum Base Rent
2009	$1,656,225
2010	1,580,540
2011	1,141,118
2012	879,121
2013	545,020
2014 through 2027	5,231,926

Total	$11,033,950

The above table does not include contingent rental amounts. The total contingent rentals amounts received in 2008 and 2007 were $134,851 and $129,502 respectively, with respect to continuing operations, and $0 and $19,970 respectively, with respect to discontinued operations. A majority of the leases contain provisions for additional rent calculated as a specified percentage of the tenant’s gross receipts above fixed minimum amounts and/or reimbursement of all or a portion of the tenant’s pro rata share of real estate taxes, insurance and common area maintenance expenses.
6. Related Party Transactions
The Partnership pays fees to Milestone Property Management, Inc. (“MPMI”), an affiliate of the General Partner and a subsidiary of MPI, for customary property management services (“Management Fees”) equal to a percentage of gross revenues from the Properties, not to exceed 5 percent. The Management Fees are 3 percent for the Searcy Property and 4 percent for the Valencia Property, and were 5 percent for the Green Valley Property until the sale of such property on May 2007. Management Fees incurred for the years ended December 31, 2008 and 2007 were $90,416 and $87,871, respectively, with respect to continuing operations, and $0 and $29,029 respectively, with respect to discontinued operations.
The Partnership paid or accrued $102,749 to MPI, the parent of the General Partner, for administrative services for the year ended December 31, 2008. For the year ended December 31, 2007, the Partnership paid or accrued $99,000 to MPI, for administrative fees.
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
Disclosures about the fair value of financial instruments are based on relevant information available to us at December 31, 2008. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

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
From time to time, the Partnership is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Partnership. At December 31, 2008, management believes that any such outstanding issues can be resolved without significantly impairing the financial condition of the Partnership.
10. Subsequent Events
On January 23, 2009, the Partnership made a cash distribution of $250,000, of which $247,500 was paid to the holders of Class A Interests and $2,500 was paid to the General Partner.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of CM Plus Corporation
We have audited the accompanying balance sheets of CM Plus Corporation (the “Corporation”), as of December 31, 2008 and 2007. This financial statement is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the balance sheets based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the balance sheets referred to above presents fairly, in all material respects, the financial position of CM Plus Corporation at December 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Horwath LLP
CROWE HORWATH LLP
Certified Public Accountants
Fort Lauderdale, Florida
March 19, 2009

CM PLUS CORPORATION
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

Assets:
Cash	$17,314	$7,801
Investment in partnership	72,707	72,776

Total assets	$90,021	$80,577

Liabilities and stockholder’s equity:
Income tax payable	3,597	43,928
Related party payable	43,928	—

Total liabilities	47,525	43,928

Commitments and contingencies

Stockholder’s equity:
Common Stock, no par value; 3,000 shares authorized; 1,100 shares issued and outstanding	11,000	11,000
Retained earnings	31,496	25,649

Total stockholder’s equity	42,496	36,649

Total liabilities and stockholder’s equity	$90,021	$80,577

See Accompanying Notes to Balance Sheets

CM PLUS CORPORATION
NOTES TO BALANCE SHEETS
December 31, 2008 and 2007
1.	Organization and Basis Of Presentation
CM Plus Corporation (the “Corporation”), a Delaware corporation, was formed on December 2, 1986, to act as the general partner for Concord Milestone Plus, L.P. (the “Partnership”) and in that regard the purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware. The Corporation is wholly owned by Milestone Properties, Inc.
The Corporation’s balance sheet is prepared following accounting principles generally accepted in the United States of America (“GAAP”). Its fiscal year is the calendar year.
The preparation of the balance sheet in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could materially differ from those estimates.
2.	Summary of Significant Accounting Policies
Accounting for the Investment in a Partnership
Since December 12, 1986, the Corporation has owned an approximately 1% interest in the Partnership as general partner. In accordance with applicable accounting principles, the investment is accounted for using the equity method. In accordance with accounting pronouncement EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” the Corporation does not consolidate the Partnership into its separate financial statements, as control is not attributed to the Corporation since a majority of the Limited Partners have substantive participating rights, including the ability to amend the partnership agreement, dissolve the partnership, and replace the General Partner.
Income Taxes
The Corporation adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no effect on the Corporation’s financial statements.
The Corporation accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2008, the deferred tax asset of $589 generated by temporary differences has been offset in its entirety by a valuation allowance.

3.	Investment in Partnership
The Corporation originally contributed $10,000 to acquire its interest in the Partnership and it has not been required to make any further contributions to capital.
As of December 31, 2008, the Corporation’s investment balance in the Partnership was $72,707 and $72,776 as of December 31, 2007.
4.	Related Party Transactions
In 2008, the Corporation recorded distributions from the Partnership in the aggregate amount of $10,000.
As of December 31, 2007 the Corporation recorded distributions from the Partnership in the aggregate amount of $2,000.
In 2008, MPI satisfied the Corporation’s income taxes payable in the amount of $43,028 and accordingly the Corporation has recorded a payable in the same amount.
5.	Stockholder’s Equity
The Corporation has 3,000 shares of common stock authorized. 1,100 shares were issued for an original investment of $11,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Treasurer of the General Partner, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the President and Treasurer of the General Partner have concluded that our current disclosure controls and procedures are effective as of December 31, 2008. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Partnership’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Partnership’s management has evaluated and concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2008.
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

Item 9B. Other Information.
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The Partnership has no directors or executive officers. The names, positions and offices held and the ages of the directors and executive officers of the General Partner and of CMP Beneficial Corp. are as follows:

			Has Served As a Director
Name	Age	Position Held	and/or Officer Since (1)

Leonard S. Mandor (2)	62	President and Director	December 3, 1986

Robert A. Mandor (2)	57	Vice President and Director	December 3, 1986

Joseph P. Otto	55	Vice President and Secretary	October 3, 1997

Patrick Kirse	40	Treasurer and Controller	October 3, 1997

(1)
Each director and officer of the General Partner and CMP Beneficial Corp. will hold office until the next annual meeting of the General Partner and CMP Beneficial Corp., respectively, and until his successor is elected or appointed and qualified.

(2)	Robert A. Mandor and Leonard S. Mandor are brothers.
LEONARD S. MANDOR is the Chairman of the Board, Chief Executive Officer and a Director of Milestone Properties, Inc., the parent of the General Partner (“MPI”) and has been associated with MPI since its inception in 1989.
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
The officers of the General Partner have assumed the audit committee functions for the Partnership. The Board of Directors of the General Partner has determined that Patrick Kirse meets the requirements of an “audit committee financial expert.”

Code of Ethics
The General Partner, on behalf of the Partnership, has adopted a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission, which is applicable to the principal executive officer, principal financial officer, principal accounting officer and other senior financial officers, directors and employees (and such officers and directors of the General Partner, to the extent they are acting in such capacities for the Partnership). A copy of the code of ethics can be provided to any persons who request it, without charge. Please send a written request to: Concord Milestone Plus, L.P., attention Patrick Kirse, 200 Congress Park Drive, Suite 205, Delray Beach, FL 33445.
Section 16(a) Beneficial Ownership Reporting Compliance
Based on the General Partner’s review of Forms 3, 4 and 5 furnished to the Partnership, there were no late reports filed during fiscal year ended December 31, 2008.
Item 11. Executive Compensation.
No officer or director of the Partnership or the General Partner received any direct or indirect compensation from the Partnership during the fiscal year ended December 31, 2008.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The General Partner knows of three persons or groups who each beneficially own five percent or more of the issued and outstanding Class A Interests, and four persons or groups who each beneficially own five percent or more of the issued and outstanding Class B Interests, the information as to which is set forth below as of March 15, 2009.

	Name and Address	Amount and Nature
Title of Class	of Beneficial Owner	of Beneficial Ownership		Percent of Class (*)

Class A	Everest Properties II, LLC	171,438	(1)	11.29%
	199 S Robles Ave, #200
	Pasadena, CA 91101

Class A	MacKenzie Patterson Fuller LP	287,260	(2)	18.91%
	1640 School Street
	Moraga, CA 94556

Class A	Ira Gaines	85,058	(3)	5.60%
	3116 E Shea Blvd
	Phoenix, AZ 85028

	Name and Address	Amount and Nature
Title of Class	of Beneficial Owner	of Beneficial Ownership		Percent of Class (*)

Class B	The Guardian Life Insurance Company of America	572,292		27.11%
	203 Park Avenue South
	New York, NY 10003

Class B	Everest Properties II, LLC	171,834	(4)	8.14%
	199 S Robles Ave, #200
	Pasadena, CA 91101

Class B	MacKenzie Patterson Fuller LP	287,260	(5)	13.61%
	1640 School Street
	Moraga, CA 94556

Class B	Ira Gaines	85,058	(6)	4.03%
	3116 E Shea Blvd
	Phoenix, AZ 85028

*	Based on 1,518,800 outstanding Class A Interests as of March 15, 2009 and 2,111,072 outstanding Class B Interests as of March 15, 2009.

(1)
Includes 98,068 Class A Interests owned by Everest Properties LLC and 73,370 Class A Interests owned by Everest Management, LLC. To the best of the Partnership’s knowledge, these entities are managed by Everest Properties II, LLC, which has the authority to vote and dispose of all of the Interests owned by these entities.

(2)
Includes 43,150 Class A Interests owned by Sutter Opportunity Fund 3 LLC, 115,179 Class A Interests owned by SCM Special Fund LLC, 57,635 Class A Interests owned by MPF Flagship Fund 10 LLC, 8,184 Class A Interests owned by MPF NY 2006 LLC, 1,572 Class A Interests owned by MPF NY 2005 LLC, 4,300 Class A Interests owned by MPF Badger Acquisition Co., LLC, 500 Class A Interests owned by Moraga Gold LLC, 1,880 Class A Interests owned by MPF NY 2007 LLC, 31,450 Class A Interests owned by MPF Senior Note Program LP, 22,410 Class A Interests owned by MPF DeWaay Fund 7 LLC, and 1,000 Class A Interests owned by MPF DeWaay Fund 5, LLC. To the best of the Partnership’s knowledge, these entities are owned or controlled by MacKenzie Patterson Fuller LP.

(3)
Includes 13,975 Class A Interests owned by Ira Gaines, 41,243 Class A Interests owned by Summit Ventures, LLC, 900 Class A Interests owned by Sunshine Wire & Cable Defined Benefit Pension Plan, 14,000 Class A Interests owned by Paradise Wire & Cable Defined Benefit Pension Plan, 2,000 Class A Interests owned by IG Holdings, Inc., and 13,120 Class A Interests owned by Cheryl Hintzen. To the best of the Partnership’s knowledge, these entities are managed or controlled by Ira Gaines and Ms. Hintzen is or was employed by Mr. Gaines.

(4)
Includes 98,284 Class B Interests owned by Everest Properties LLC and 73,550 Class B Interests owned by Everest Management, LLC. To the best of the Partnership’s knowledge, these entities are managed by Everest Properties II, LLC, which has the authority to vote and dispose of all of the Interests owned by these entities.

(5)
Includes 43,150 Class B Interests owned by Sutter Opportunity Fund 3 LLC, 115,179 Class B Interests owned by SCM Special Fund LLC, 57,635 Class B Interests owned by MPF Flagship Fund 10 LLC, 8,184 Class B Interests owned by MPF NY 2006 LLC, 1,572 Class B Interests owned by MPF NY 2005 LLC, 2,800 Class B Interests owned by MPF Badger Acquisition Co., LLC, 500 Class B Interests owned by Moraga Gold LLC, 1,880 Class B Interests owned by MPF NY 2007 LLC., 31,450 Class B Interests owned by MPF Senior Note Program LP, 22,410 Class B Interests owned by MPF DeWaay Fund 7 LLC, and 1,000 Class B Interests owned by MPF DeWaay Fund 5, LLC. To the best of the Partnership’s knowledge, these entities are owned or controlled by MacKenzie Patterson Fuller LP.

(6)
Includes 13,975 Class B Interests owned by Ira Gaines, 41,243 Class B Interests owned by Summit Ventures, LLC, 900 Class B Interests owned by Sunshine Wire & Cable Defined Benefit Pension Plan, 14,000 Class B Interests owned by Paradise Wire & Cable Defined Benefit Pension Plan, 2,000 Class B Interests owned by IG Holdings, Inc., and 13,120 Class B Interests owned by Cheryl Hintzen. To the best of the Partnership’s knowledge, these entities are managed or controlled by Ira Gaines and Ms. Hintzen is or was employed by Mr. Gaines.

The General Partner, together with its affiliates, officers and directors, own less than 1% of the issued and outstanding Class A Interests and less than 1% of the issued and outstanding Class B Interests.

	Name and Address	Amount and Nature
Title of Class	of Beneficial Owner	of Beneficial Ownership	Percent of Class (*)

Class A	Milestone Properties, Inc.	400	0.0002%
	200 Congress Park Drive #103
	Delray Beach, FL 33445

Class B	Milestone Properties, Inc.	760	0.003%
	200 Congress Park Drive #103
	Delray Beach, FL 33445

*	Based on 1,518,800 outstanding Class A Interests as of March 15, 2009 and 2,111,072 outstanding Class B Interests as of March 15, 2009
The number of shares of common stock, no par value, of MPI beneficially owned by all directors and officers of the General Partner and CMP Beneficial Corp., individually and as a group, as of March 15, 2009 is set forth in the following table:

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (*)

Leonard S. Mandor	400	54%

Robert A. Mandor	267	36%

Joseph P. Otto	74	10%

Directors and officers as a Group	741	100%

*	Based on 741 outstanding shares of common stock of MPI as of March 15, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The Partnership paid or accrued $102,749 during the fiscal year ended December 31, 2008 to MPI, the parent of the General Partner for administrative services rendered to the Partnership and paid or accrued $99,000 during the fiscal year ended December 31, 2007 to MPI for administrative services rendered to the Partnership in that fiscal year. Pursuant to an agreement between MPI and the Partnership, the Partnership reimburses MPI for administrative services provided to the Partnership, such as payroll, accounting, investor services and supplies.

The Partnership paid or accrued $90,416 during the fiscal year ended December 31, 2008 to MPMI for property management fees incurred during that fiscal year. The Partnership paid or accrued $116,900 during the fiscal year ended December 31, 2007 to MPMI for property management fees incurred during that fiscal year. Pursuant to the management agreement between the Partnership and MPMI, property management fees are equal to a percentage of gross revenues not to exceed 5 percent for multiple tenant properties for which MPMI performs leasing services, 3 percent for multiple tenant properties for which MPMI does not perform leasing services and 1 percent for single tenant properties. The management fees are 3 percent for the Searcy Property and 4 percent for the Valencia Property. The management fee for any Property may not exceed competitive fees for comparable services reasonably available to the Partnership in the same geographic area as the property in question. Gross revenues are defined in the management agreement to mean, with respect to each Property, all base, additional and percentage rents collected from the Property but exclude all other receipts or income with respect to that Property, such as, (i) receipts arising out of any sale of assets or of all or part of the Property, condemnation proceeds and other items of a similar nature; (ii) payments made by tenants for over-standard finish out improvements or other amortization; (iii) income derived from interest on investments, security deposits, utility deposits; (iv) proceeds of claims under insurance policies; (v) abatements or reductions of taxes; (vi) security deposits made by tenants; or (vii) any portions of rentals which are specifically designated as amortization of, or interest on, tenant moving expenses, takeover expenses or similar items in the nature of advances by the Partnership.
In 2008 and 2007, the General Partner recorded distributions from the Partnership in the aggregate amount of $10,000 and $1,500 respectively.
Neither of the directors of the General Partner is independent under the definition of independence of Nasdaq Rule 4200(a)(15), because each director is also an officer of the General Partner and a significant shareholder of MPI, the parent of the General Partner.
Item 14. Principal Accountant Fees and Services.
Audit Fees. The aggregate fees for professional services rendered by Crowe Horwath LLP in 2008 and 2007 for the audit of the Partnership’s annual financial statements (and for the related audit of the General Partner’s balance sheets) and the review of the Partnership’s quarterly financial statements, as well as advice on accounting matters that arose during these engagements, were $58,000 and $61,925, respectively.
The officers of the General Partner have approved in advance the audit services provided by Crowe Horwath LLP. Prior to approving any non-audit services by Crowe Horwath LLP to the Partnership, the officers of the General Partner would assess whether the provision of those services would compromise Crowe’s Horwath LLP’s independence. Crowe Horwath provided no such services during the year ended December 31, 2008.

PART IV
Item 15. Exhibits

Number	Description of Document

3.1
Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Prospectus included as Part I of the Partnership’s Post- Effective Amendment No. 3 to the Partnership’s Registration Statement on Form S-11 which was declared effective on April 3, 1987 (the “Registration Statement”).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized on March 23, 2009.

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

By:	/s/ Leonard S. Mandor Leonard S. Mandor	March 23, 2009
President (Principal Executive Officer)
and Director of CM Plus Corporation
and CMP Beneficial Corp.

By:	/s/ Robert A. Mandor Robert A. Mandor	March 23, 2009
Vice President and Director of CM Plus
Corporation and CMP Beneficial Corp.

By:	/s/ Patrick S. Kirse Patrick S. Kirse	March 23, 2009
Treasurer and Controller
(Principal Accounting Officer) of CM Plus Corporation
and CMP Beneficial Corp.

EXHIBIT INDEX

Number	Description of Document

3.1
Amended and Restated Agreement of Limited Partnership of Concord Milestone Plus, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Prospectus included as Part I of the Partnership’s Post- Effective Amendment No. 3 to the Partnership’s Registration Statement on Form S-11 which was declared effective on April 3, 1987 (the “Registration Statement”).

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