Form 10-Q
period 2009-03-31
CONCORD MILESTONE PLUS L P
filed 2009-05-04
CIK 808460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission file number 000-16757
CONCORD MILESTONE PLUS, L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1494615

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 CONGRESS PARK DRIVE, SUITE 205, DELRAY BEACH, FLORIDA, 33445
(Address of Principal Executive Offices) (Zip Code)
(561) 394-9260
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
BALANCE SHEETS
MARCH 31, 2009 (Unaudited) AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
Assets:
Property:
Building and improvements, at cost	$11,539,472	$11,513,989
Less: accumulated depreciation	8,081,493	7,980,038

Building and improvements, net	3,457,979	3,533,951
Land, at cost	6,930,000	6,930,000

Property, net	10,387,979	10,463,951

Cash and cash equivalents	1,147,570	1,039,078
Accounts receivable, net	105,837	115,377
Prepaid expenses and other assets, net	125,400	151,069

Total assets	$11,766,786	$11,769,475

Liabilities:
Deposits	58,241	58,241
Accrued expenses and other liabilities	120,662	106,844
Accrued expenses payable to affiliates	623	1,926

Total liabilities	179,526	167,011

Partners’ capital:
General partner	72,555	72,707
Limited partners:
Class A Interests, 1,518,800 issued and outstanding	11,514,705	11,529,757
Class B Interests, 2,111,072 issued and outstanding	—	—

Total partners’ capital	11,587,260	11,602,464

Total liabilities and partners’ capital	$11,766,786	$11,769,475

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF REVENUES AND EXPENSES
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	March 31, 2009	March 31, 2008
Revenues:
Rent	$467,141	$497,001
Reimbursed expenses	100,696	110,800
Interest and other income	1,022	15,021

Total revenues	568,859	622,822

Expenses:
Depreciation and amortization	101,456	102,675
Management and property expenses	145,810	148,967
Administrative and management fees to related party	46,778	41,760
Professional fees and other expenses	40,019	51,089

Total expenses	334,063	344,491

Net income	$234,796	$278,331

Net income attributable to:

Limited partners	$232,448	$275,548
General partner	2,348	2,783

Net income	$234,796	$278,331

Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$15.46	$18.33

Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$16.46	$16.46

Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2009

		General	Class A	Class B
	Total	Partner	Interests	Interests

PARTNERS’ CAPITAL January 1, 2009	$11,602,464	$72,707	$11,529,757	—

1st Quarter 2009 Distribution	(250,000)	(2,500)	(247,500)	—
Net Income	234,796	2,348	232,448	—

PARTNERS’ CAPITAL March 31, 2009	$11,587,260	$72,555	$11,514,705	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$234,796	$278,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,456	102,675
Change in operating assets and liabilities:
Decrease in accounts receivable	9,540	40,230
Decrease in prepaid expenses and other assets, net	25,669	36,746
Increase (decrease) in accrued expenses and other liabilities	13,818	(71,718)
(Decrease) increase in accrued expenses payable to affiliates	(1,303)	731

Net cash provided by operating activities	383,976	386,995

CASH FLOWS FROM INVESTING ACTIVITY:
Property improvements	(25,483)	—

Net cash used in investing activities	(25,483)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	—	2,461
Cash distributions to partners	(250,000)	(250,000)

Net cash used in financing activities	(250,000)	(247,539)

NET INCREASE IN CASH AND CASH EQUIVALENTS	108,492	139,456

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,039,078	760,359

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,147,570	$899,815

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
The accompanying financial statements of Concord Milestone Plus, L.P., a Delaware limited partnership (the “Partnership”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended March 31, 2009 and 2008 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership’s financial statements filed on Form 10-K for the year ended December 31, 2008.
(1) Subsequent Events:
On April 27, 2009, the General Partner resolved to make a cash distribution equal to $0.16296 per Class A Interest to be paid in May 2009 to the holders of Class A Interests as of March 31, 2009.

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
Results of Operations
Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008
The Partnership recognized income of $234,796 for the three months ended March 31, 2009 as compared to income of $278,331 for the same period in 2008. The decrease is primarily due to the following factors:
•
A decrease in revenue of $53,963 or 8%, to $568,859 for the three months ended March 31, 2009 as compared to $622,822 for the three months ended March 31, 2008. Such decrease is primarily due to a decrease of $28,252 in rent due to vacancies, a decrease of $13,997 in interest revenue and other income attributable to lower interest rates, and non-recurring revenue of $10,000 recognized in the first quarter of 2008 for granting a cross easement to the adjacent landowner at the Searcy property.

•
A decrease in expenses of $10,428 or 3%, to $334,063 for the three months ended March 31, 2009 as compared to $344,491 for the three months ended March 31, 2008. The decrease is primarily attributable to a decrease of $11,081 in professional, accounting and legal fees, a decrease in depreciation and amortization expenses of $1,219 for assets that were fully depreciated and a decrease of $3,156 in property expenses. These decreases were partially offset by an increase of $5,018 in administrative fees.

Liquidity and Capital Resources
The Partnership’s properties are not currently encumbered by any mortgage loans. In addition, the Partnership has no outstanding bank debt and has no plans to acquire additional properties. Accordingly, the General Partner believes that the Partnership’s expected revenue and working capital are sufficient to meet the Partnership’s current and foreseeable future operating requirements. However, in the event that the Partnership’s properties experience significant tenant defaults and /or increased vacancies as a result of the overall economy and general market conditions, or other adverse events beyond the control of the Partnership occur, the Partnership could experience a decrease in cash flow from operations.
A distribution of $250,000 was paid during January 2009, and an additional distribution of $250,000 is intended to be made in May 2009. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.
Management is not aware of any other significant trends, events, commitments for capital expenditures or uncertainties that will or are likely to materially impact the Partnership’s liquidity.
Cash on hand in the amount of approximately $1,147,500 as of March 31, 2009 may be used (a) for the capital improvement requirements of the Partnership’s properties, (b) to pay the May 2009 distribution to partners of $250,000 and future distributions, (c) for other general Partnership purposes, including the costs of leasing vacant space, and (d) for other regulatory and public company costs.
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

31.1	Certification of the principal executive officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the principal financial officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the principal executive officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 1, 2009	CONCORD MILESTONE PLUS, L.P. (Registrant)
	BY:	/s/ CM PLUS CORPORATION
General Partner

	By:	/s/ Leonard Mandor
Leonard Mandor
President

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the principal executive officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the principal financial officer, pursuant to Rules 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the principal executive officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.