Form 10-Q
period 2009-06-30
CONCORD MILESTONE PLUS L P
filed 2009-08-14
CIK 808460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
As of August 1, 2009, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
BALANCE SHEETS
JUNE 30, 2009 (Unaudited) AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
Assets:
Property:
Building and improvements, at cost	$11,568,767	$11,513,989
Less: accumulated depreciation	8,184,089	7,980,038

Building and improvements, net	3,384,678	3,533,951
Land, at cost	6,930,000	6,930,000

Property, net	10,314,678	10,463,951

Cash and cash equivalents	1,164,126	1,039,078
Accounts receivable, net	114,018	115,377
Prepaid expenses and other assets, net	215,660	151,069

Total assets	$11,808,482	$11,769,475

Liabilities:
Deposits	55,985	58,241
Accrued expenses and other liabilities	158,078	106,844
Accrued expenses payable to affiliates	1,927	1,926

Total liabilities	215,990	167,011

Partners’ capital:
General partner	72,607	72,707
Limited partners:
Class A Interests, 1,518,800 issued and outstanding	11,519,885	11,529,757
Class B Interests, 2,111,072 issued and outstanding	—	—

Total partners’ capital	11,592,492	11,602,464

Total liabilities and partners’ capital	$11,808,482	$11,769,475

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF REVENUES AND EXPENSES
(Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	June 30, 2009	June 30, 2008
Revenues:
Rent	$461,260	$483,614
Reimbursed expenses	114,351	109,681
Interest and other income	8,874	3,121

Total revenues	584,485	596,416

Expenses:
Depreciation and amortization	102,595	96,071
Property expenses	150,777	148,888
Administrative and management fees to related party	48,082	40,997
Professional fees and other expenses	27,800	50,459

Total expenses	329,254	336,415

Net income	$255,231	$260,001

Net income attributable to:

Limited partners	$252,679	$275,401
General partner	2,552	2,600

Net income	$255,231	$260,001

Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$16.80	$17.12

Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$16.46	$16.46

Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF REVENUES AND EXPENSES
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	June 30, 2009	June 30, 2008
Revenues:
Rent	$928,401	$980,615
Reimbursed expenses	215,047	220,480
Interest and other income	9,897	18,142

Total revenues	1,153,345	1,219,237

Expenses:
Depreciation and amortization	204,051	198,746
Property expenses	296,587	297,854
Administrative and management fees to related party	94,860	82,757
Professional fees and other expenses	67,819	101,548

Total expenses	663,317	680,905

Net income	$490,028	$538,332

Net income attributable to:

Limited partners	$485,128	$532,949
General partner	4,900	5,383

Net income	$490,028	$538,332

Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$32.26	$35.44

Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$32.92	$32.92

Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

		General	Class A	Class B
	Total	Partner	Interests	Interests

PARTNERS’ CAPITAL
January 1, 2009	$11,602,464	$72,707	$11,529,757	—

1st Quarter 2009 Distribution	(250,000)	(2,500)	(247,500)	—
2nd Quarter 2009 Distribution	(250,000)	(2,500)	(247,500)
Net Income	490,028	4,900	485,128	—

PARTNERS’ CAPITAL
June 30, 2009	$11,592,492	$72,607	$11,519,885	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$490,028	$538,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,051	198,746
Change in operating assets and liabilities:
Decrease in accounts receivable	1,359	54,179
Increase in prepaid expenses and other assets, net	(64,591)	(31,328)
Increase (decrease) in accrued expenses and other liabilities	48,978	(45,510)
Increase (decrease) in accrued expenses payable to affiliates	1	(32)

Net cash provided by operating activities	679,826	714,387

CASH FLOWS FROM INVESTING ACTIVITY:
Property improvements	(54,778)	(4,008)

Net cash used in investing activities	(54,778)	(4,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	—	2,461
Cash distributions to partners	(500,000)	(500,000)

Net cash used in financing activities	(500,000)	(497,539)

NET INCREASE IN CASH AND CASH EQUIVALENTS	125,048	212,840

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,039,078	760,359

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,164,126	$973,199

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2009
The accompanying financial statements of Concord Milestone Plus, L.P., a Delaware limited partnership (the “Partnership”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended June 30, 2009 and 2008 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership’s financial statements filed on Form 10-K for the year ended December 31, 2008.
(1) Subsequent Events:
The Partnership has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through August 14, 2009, the date these financial statements were issued.
On July 28th 2009, the General Partner resolved to make a cash distribution equal to $0.16296 per Class A Interest to be paid in August 2009 to the holders of Class A Interests as of June 30, 2009.
(2) Recent Accounting Pronouncements:
In May 2009, the FASB issued SFAS 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. Specifically, this standard codifies in authoritative GAAP standards the subsequent event guidance that was previously located in auditing standards. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and is applied prospectively. We adopted SFAS 165 in our fiscal quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operation or cash flows.
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS 162. This standard designates the FASB Accounting Standards Codification (FASC) as the source of authoritative U.S. GAAP. SFAS 168 is effective for interim or fiscal periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the FASC when referring to GAAP in our fiscal quarter ending September 30, 2009.
In March 2008, the FASB ratified the consensus reached in EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“EITF 07-4”). EITF 07-4 addresses the application of the two-class method for master limited partnerships when incentive distribution rights are present and entitle the holder of such rights to a portion of the distributions. EITF 07-4 states that when earnings exceed distributions, the computation of earnings per unit should be based on the terms of the partnership agreement. Accordingly, any contractual limitations on the distributions to incentive distribution rights holders would need to be determined for each reporting period. If distributions are contractually limited to the holder of the incentive distribution rights holders’ share of currently designated available cash as defined in the partnership agreement, undistributed earnings in excess of available cash should not be allocated with respect to the incentive distribution rights. EITF 07-4 is effective for fiscal years that begin after December 15, 2008. The Partnership adopted the EITF on January 1, 2009 with no significant impact as there are no incentive distribution rights to the General Partner.

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
Results of Operations
Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008
The Partnership recognized income of $255,231 for the three months ended June 30, 2009 as compared to income of $260,001 for the same period in 2008. The decrease is primarily due to the following factors:
•
A decrease in revenue of $11,931 or 2%, to $584,485 for the three months ended June 30, 2009 as compared to $596,416 for the three months ended June 30, 2008. Such decrease is primarily due to a decrease of $22,354 in rent due to vacancies and rent reductions, offset by an increase of $5,753 in interest and other income.

•
A decrease in expenses of $7,161 or 2%, to $329,254 for the three months ended June 30, 2009 as compared to $336,415 for the three months ended June 30, 2008. The decrease is primarily attributable to a decrease of $22,659 in professional, accounting and legal fees. These increases were partially offset by an increase in depreciation expense of $6,524 and, an increase of $7,084 in administrative fees and an increase of $1,889 in property expenses.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008
The Partnership recognized income of $490,028 for the six months ended June 30, 2009 as compared to income of $538,332 for the same period in 2008. The decrease is primarily due to the following factors:
•
A decrease in revenue of $65,892 or 5%, to $1,153,345 for the six months ended June 30, 2009 as compared to $1,219,237 for the six months ended June 30, 2008. Such decrease is primarily due to a decrease of $52,214 in rent due to vacancies and rent reductions, a decrease of $8,245 in interest and other income attributable to lower interest rates, non-recurring revenue of $10,000 recognized in the first quarter of 2008 for granting a cross easement to the adjacent landowner at the Searcy property, and a decrease of $5,433 in common area maintenance and insurance expense reimbursed by tenants, partially offset by non-recurring revenue of $7,793 realized in the six months ended June 30, 2009 consisting of a distribution received in a bankruptcy proceeding of a former tenant.

•
A decrease in expenses of $17,588 or 3%, to $663,317 for the six months ended June 30, 2009 as compared to $680,905 for the six months ended June 30, 2008. The decrease is primarily attributable to a decrease of $33,729 in professional, accounting and legal fees, partially offset by an increase of $12,103 in administrative fees and an increase in depreciation expense of $5,305.

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
Distributions of $250,000 each were paid during January 2009 and May 2009, and an additional distribution of $250,000 is intended to be made in August 2009. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.
Management is not aware of any other significant trends, events, commitments for capital expenditures or uncertainties that will or are likely to materially impact the Partnership’s liquidity.
Cash on hand in the amount of approximately $1,164,126 as of June 30, 2009 may be used (a) for the capital improvement requirements of the Partnership’s properties, (b) to pay the August 2009 distribution to partners of $250,000 and future distributions, (c) for other general Partnership purposes, including the costs of leasing vacant space, and (d) for regulatory and other public company costs.

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

DATE: August 14, 2009	CONCORD MILESTONE PLUS, L.P. (Registrant)
	By:	CM PLUS CORPORATION
General Partner

	By:	/S/ Leonard Mandor
Leonard Mandor
President

EXHIBIT INDEX

Number	Description of Document

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