Form 10-Q
period 2009-09-30
CONCORD MILESTONE PLUS L P
filed 2009-10-20
CIK 808460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
As of October 14, 2009, 1,518,800 Class A interests and 2,111,072 Class B interests were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
BALANCE SHEETS
SEPTEMBER 30, 2009 (Unaudited) AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
Assets:
Property:
Building and improvements, at cost	$11,617,142	$11,513,989
Less: accumulated depreciation	8,287,904	7,980,038

Building and improvements, net	3,329,238	3,533,951
Land, at cost	6,930,000	6,930,000

Property, net	10,259,238	10,463,951

Cash and cash equivalents	1,224,972	1,039,078
Accounts receivable, net	123,339	115,377
Prepaid expenses and other assets, net	190,331	151,069

Total assets	$11,797,880	$11,769,475

Liabilities:
Deposits	52,025	58,241
Accrued expenses and other liabilities	198,243	106,844
Accrued expenses payable to affiliates	—	1,926

Total liabilities	250,268	167,011

Partners’ capital:
General partner	72,158	72,707
Limited partners:
Class A Interests, 1,518,800 issued and outstanding	11,475,454	11,529,757
Class B Interests, 2,111,072 issued and outstanding	—	—

Total partners’ capital	11,547,612	11,602,464

Total liabilities and partners’ capital	$11,797,880	$11,769,475

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF REVENUES AND EXPENSES
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	September 30, 2009	September 30, 2008

Revenues:
Rent	$444,018	$473,908
Reimbursed expenses	100,457	108,143
Interest and other income	313	3,707

Total revenues	544,788	585,758

Expenses:
Depreciation and amortization	103,816	98,692
Property expenses	141,479	130,665
Administrative and management fees to related party	46,114	40,608
Professional fees and other expenses	48,259	31,801

Total expenses	339,668	301,766

Net Income	$205,120	$283,992

Net income attributable to:

Limited partners	$203,069	$281,152
General partner	2,051	2,840

Net income	$205,120	$283,992

Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$13.51	$18.70

Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$16.46	$16.46

Weighted average number of 100 Class A Interests outstanding	15,188	15,188
See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF REVENUES AND EXPENSES
(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	September 30, 2009	September 30, 2008
Revenues:
Rent	$1,372,418	$1,454,523
Reimbursed expenses	315,503	328,624
Interest and other income	10,210	21,849

Total revenues	1,698,131	1,804,996

Expenses:
Depreciation and amortization	307,866	297,439
Property expenses	438,066	428,520
Administrative and management fees to related party	140,974	123,365
Professional fees and other expenses	116,077	133,349

Total expenses	1,002,983	982,673

Net income	$695,148	$822,323

Net income attributable to:

Limited partners	$688,197	$814,100
General partner	6,951	8,223

Net income	$695,148	$822,323

Net income per weighted average Limited Partnership 100 Class A Interests outstanding	$45.77	$54.14

Distribution per weighted average Limited Partnership 100 Class A Interests outstanding	$49.38	$49.38

Weighted average number of 100 Class A Interests outstanding	15,188	15,188

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

		General	Class A	Class B
	Total	Partner	Interests	Interests
PARTNERS’ CAPITAL
January 1, 2009	$11,602,464	$72,707	$11,529,757	$—

1st Quarter 2009 Distribution	(250,000)	(2,500)	(247,500)	—
2nd Quarter 2009 Distribution	(250,000)	(2,500)	(247,500)
3rd Quarter 2009 Distribution	(250,000)	(2,500)	(247,500)
Net Income	695,148	6,951	688,197	—

PARTNERS’ CAPITAL
September 30, 2009	$11,547,612	$72,158	$11,475,454	—

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$695,148	$822,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307,866	297,439
Change in operating assets and liabilities:
(Decrease) increase in accounts receivable	(7,962)	50,455
Increase in prepaid expenses and other assets, net	(39,262)	(10,975)
Increase in accrued expenses and other liabilities	85,183	17,099
Decrease in accrued expenses payable to affiliates	(1,926)	(421)

Net cash provided by operating activities	1,039,047	1,175,920

CASH FLOWS FROM INVESTING ACTIVITY:
Property improvements	(103,153)	(59,133)

Net cash used by investing activities	(103,153)	(59,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	—	2,461
Cash distributions to partners	(750,000)	(750,000)

Net cash used in financing activities	(750,000)	(747,539)

NET INCREASE IN CASH AND CASH EQUIVALENTS	185,894	369,248

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,039,078	760,359

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,224,972	$1,129,607

See Accompanying Notes to Financial Statements

CONCORD MILESTONE PLUS, L.P.
(a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
The accompanying financial statements of Concord Milestone Plus, L.P., a Delaware limited partnership (the “Partnership”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these quarterly periods have been included. The financial statements as of and for the periods ended September 30, 2009 and 2008 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Partnership’s financial statements filed on Form 10-K for the year ended December 31, 2008.
(1) Subsequent Events:
The Partnership has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through October 20th 2009, the date these financial statements were issued.
On October 14th 2009, the General Partner resolved to make a cash distribution equal to $0.16296 per Class A Interest to be paid in November 2009 to the holders of Class A Interests as of September 30, 2009.
(2) Recent Accounting Pronouncements:
In May 2009, the FASB issued ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. Specifically, this standard codifies in authoritative GAAP standards the subsequent event guidance that was previously located in auditing standards. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009 and is applied prospectively. We adopted ASC 855 in our fiscal quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operation or cash flows.
In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles. This section designates the FASB Accounting Standards Codification (FASC) as the source of authoritative U.S. GAAP. ASC 105 is effective for interim or fiscal periods ending after September 15, 2009. We have used the new guidelines and numbering system prescribed by the FASC when referring to GAAP in our fiscal quarter ending September 30, 2009. The adoption of ASC 105 did not have a material impact on our financial position, results of operation or cash flows.

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
Results of Operations
Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008
The Partnership recognized net income of $205,120 for the three months ended September 30, 2009 as compared to net income of $283,992 for the same period in 2008. The decrease is primarily due to the following factors:
•
A decrease in revenue of $40,970 or 7%, to $544,788 for the three months ended September 30, 2009 as compared to $585,758 for the three months ended September 30, 2008. Such decrease is primarily due to a decrease of $29,890 in rent due to vacancies and rent reductions, a decrease in common area maintenance and insurance expenses reimbursed by tenants of $7,686 and a decrease of $3,394 in interest and other income attributable to lower interest rates.

•
An increase in expenses of $37,902 or 13%, to $339,668 for the three months ended September 30, 2009 as compared to $301,766 for the three months ended September 30, 2008. The increase is largely due to an increase of $10,814 in property expenses, primarily attributable to higher real estate taxes, an increase of $16,458 in professional fees and other expenses due to increases in legal fees, and an increase in depreciation expense of $5,123.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
The Partnership recognized net income of $695,148 for the nine months ended September 30, 2009 as compared to net income of $822,323 for the same period in 2008. The decrease is primarily due to the following factors:
•
A decrease in revenue of $106,865 or 6%, to $1,698,131 for the nine months ended September 30, 2009 as compared to $1,804,996 for the nine months ended September 30, 2008. Such decrease is primarily due to a decrease of $82,105 in rent due to vacancies and rent reductions, a decrease of $13,120 in common area maintenance and insurance expenses reimbursed by tenants, a decrease of $11,639 in interest and other income attributable to lower interest rates, and $10,000 of non-recurring revenue recognized in the nine months ended September 30, 2008 related to a cross easement at the Searcy property, partially offset by non-recurring revenue of $7,793 realized in the nine months ended September 30, 2009 consisting of a distribution received in a bankruptcy proceeding of a former tenant.

•
An increase in expenses of $20,310 or 2%, to $1,002,983 for the nine months ended September 30, 2009 as compared to $982,673 for the nine months ended September 30, 2008. The increase is primarily due to an increase in property expenses of $9,546 and an increase of $10,427 in depreciation expense.

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
Distributions of $250,000 each were paid during January 2009 and May 2009 and August 2009. The Partnership intends to make an additional distribution of $250,000 in November 2009. The Partnership will evaluate the amount of future distributions, if any, on a quarter by quarter basis. No assurances can be given as to the timing or amount of any future distributions by the Partnership.
Management is not aware of any other significant trends, events, commitments for capital expenditures or uncertainties that will or are likely to materially impact the Partnership’s liquidity.
Cash on hand in the amount of approximately $1,224,972 as of September 30, 2009 may be used (a) for the capital improvement requirements of the Partnership’s properties, (b) to pay the November 2009 distribution to partners of $250,000 and future distributions, (c) for other general Partnership purposes, including the costs of leasing vacant space, and (d) for regulatory and other public company costs.

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

DATE: October 20, 2009	CONCORD MILESTONE PLUS, L.P. (Registrant)
	BY:	CM PLUS CORPORATION
General Partner

	By:	/s/ Leonard Mandor
Leonard Mandor
President

EXHIBIT INDEX

Number	Description of Document

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